Form 10-Q
period 2021-10-02
KIDPIK CORP.
filed 2021-12-22
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-41032

Kidpik Corp.

(Exact name of Registrant as specified in its charter)

Delaware	81-3640708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South, 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(212) 399-2323

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of December 22, 2021: 7,617,834.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding;

●	the continuing effect of COVID-19 on our operations, sales, and market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our ability to establish or maintain vendor and supplier relations and/or relationships with third-parties;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

1

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our potential need for additional funding and the availability and terms of such funding;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with the effect of the COVID-19 pandemic, and governmental responses thereto on our operations, those of our vendors, our customers and members and the economy in general;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah has majority voting control over the Company;

●	Our ability to comply with the covenants of our loan and lending agreements and future loan covenants, and the fact that our lending facilities are secured by substantially all of our assets;

●	Our ability to prevent credit card and payment fraud;

2

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates,

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	October 2, 2021	January 2, 2021
	(Unaudited)
Assets
Current assets
Cash	$204,877	$133,484
Restricted cash	149,268	551,812
Accounts receivable	373,071	320,446
Inventory	8,604,004	7,480,072
Prepaid expenses and other current assets	1,115,264	822,580
Total current assets	10,446,484	9,308,394

Leasehold improvements and equipment, net	7,133	27,874
Intangible assets, net	-	614
Total assets	$10,453,617	$9,336,882

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,837,075	$2,960,687
Due to related party	1,219,038	599,811
Accrued expenses and other current liabilities	507,985	690,049
Advance payable	1,196,742	829,030
Loan payable, current portion	-	91,429
Short-term debt, related party	1,300,000	-
Line of credit	3,200,000	2,032,118
Total current liabilities	10,260,840	7,203,124

Loan payable, less current portion	-	350,923

Total liabilities	10,260,840	7,554,047

Commitments and contingencies

Stockholders’ equity
Preferred stock (par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of October 2, 2021 and January 2, 2021)	-	-
Common stock (par value $0.001, 75,000,000 shares authorized, of which 5,500,187 and 5,075,444 shares are issued and outstanding as of October 2, 2021 and January 2, 2021)	5,500	5,075
Additional paid-in capital	32,248,972	29,749,397
Accumulated stockholders’ deficit	(32,061,695)	(27,971,637)
Total stockholders’ equity	192,777	1,782,835
Total liabilities and stockholders’ equity	$10,453,617	$9,336,882

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues, net	$5,574,099	$4,634,529	$16,562,579	$11,076,010

Cost of goods sold	2,327,335	1,884,898	6,659,012	4,553,832

Gross profit	3,246,764	2,749,631	9,903,567	6,522,178

Operating expenses
Shipping and handling	1,451,065	1,047,097	4,543,341	2,693,062
Payroll and related costs	1,023,241	753,222	2,953,993	2,045,415
General and administrative	2,169,283	1,790,401	6,318,183	4,301,533
Depreciation and amortization	5,226	13,770	21,355	58,063
Total operating expenses	4,648,815	3,604,490	13,836,872	9,098,073
Operating loss	(1,402,051)	(854,859)	(3,933,305)	(2,575,895)
Other (income) expenses
Interest expense	229,657	122,567	584,466	308,153
Other (income)/expense	(442,352)	-	(429,045)	10,000
Total other (income) expenses	(212,695)	122,567	155,421	318,153

Loss before provision for income taxes	(1,189,356)	(977,426)	(4,088,726)	(2,894,048)

Provision for income taxes	-	825	1,332	1,122

Net loss	$(1,189,356)	$(978,251)	$(4,090,058)	$(2,895,170)

Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.26)	$(0.77)	$(0.78)
Diluted	$(0.22)	$(0.26)	$(0.77)	$(0.78)

Weighted average common shares outstanding:
Basic	5,500,187	3,735,457	5,300,308	3,735,457
Diluted	5,500,187	3,735,457	5,300,308	3,735,457

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the 13 and 39 weeks ended October 2, 2021 and September 26, 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated stockholders’
	Shares	Amount	capital	deficit	Total

Balance, December 28, 2019	3,735,457	$3,735	$23,680,737	$(23,783,277)	$(98,805)

Net loss	-	-	-	(907,787)	(907,787)

Balance, March 28, 2020	3,735,457	$3,735	$23,680,737	$(24,691,064)	$(1,006,592)

Net loss	-	-	-	(1,009,132)	(1,009,132)

Balance, June 27, 2020	3,735,457	$3,735	$26,680,737	$(25,700,196)	$(2,015,724)

Net loss	-	-	-	(978,251)	(978,251)

Balance, September 26, 2020	3,735,457	$3,735	$26,680,737	$(26,678,447)	$(2,993,975)

Balance, January 2, 2021	5,075,444	$5,075	$29,749,397	$(27,971,637)	$1,782,835

Net loss	-	-	-	(1,497,984)	(1,497,984)

Balance, April 3, 2021	5,075,444	$5,075	$29,749,397	$(29,469,621)	$(284,851)

Issuance of common stock	85,217	85	499,915	-	500,000
Conversion of debt	339,526	340	1,999,660	-	2,000,000
Net loss	-	-	-	(1,402,718)	(1,402,718)

Balance, July 3, 2021	5,500,187	$5,500	$32,248,972	$(30,872,339)	$1,382,133

Net loss	-	-	-	(1,189,356)	(1,189,356)

Balance, October 2, 2021	5,500,187	$5,500	$32,248,972	$(32,061,695)	$192,777

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the 39 weeks ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities

Net loss	$(4,090,058)	$(2,895,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,355	58,062
Amortization of debt issuance costs	29,377	20,955
Forgiveness of loan payable	(442,352)	-
Bad debt expense	614,239	348,236
Changes in operating assets and liabilities:
Accounts receivable	(666,864)	(320,236)
Inventory	(1,123,932)	(482,361)
Prepaid expenses and other current assets	(292,684)	(116,957)
Accounts payable	(123,612)	660,541
Accounts payable, related parties	619,227	309,747
Accrued expenses and other current liabilities	(182,064)	31,620
Net cash used in operating activities	(5,637,368)	(2,385,563)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	-	(7,683)
Net cash used in investing activities	-	(7,683)

Cash flows from financing activities
Proceeds from issuance of long-term debt from related party	2,000,000	1,000,000
Proceeds from issuance of common stock	500,000	-
Net proceeds (repayments) from line of credit	1,138,505	(63,365)
Net proceeds (repayments) from advance payable	367,712	(274,374)
Proceeds from loan payable	-	442,352
Proceeds from loan payable related party	1,300,000	810,000
Net cash provided by financing activities	5,306,217	1,914,613
Net decrease in cash and restricted cash	(331,151)	(478,633)

Cash and restricted cash, beginning of period	685,296	631,320
Cash and restricted cash, end of period	$354,145	$152,687

Reconciliation of cash and restricted cash:
Cash	$204,877	$99,297
Restricted cash	149,268	53,390
	$354,145	$152,687
Supplemental disclosure of cash flow data:
Interest paid	$500,905	$291,056
Taxes paid	$1,332	$297
Supplemental disclosure of noncash financing activities:
Conversion of shareholder debt	$2,000,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, ‘we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business and its retail website, www.kidpik.com. The Company commenced operations in March 2016 and its executive office is located in New York.

Initial Public Offering

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.) Basis of presentation: The unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. The accompanying unaudited condensed interim financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended January 2, 2021 which are included in the prospectus dated November 10, 2021, filed with the Securities and Exchange Commission on November 15, 2021 (the “Prospectus”) with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). These interim results are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2022 or for any other interim period or for any other future year.

B.) Fiscal year: The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended January 2, 2021 and December 28, 2019 were 53- and 52-week years, respectively. These years are referred to herein as fiscal “2020” and “2019”, respectively. The quarters ended October 2, 2021 and September 26, 2020 consist of 39 weeks. These quarters are referred to herein as the third quarter of 2021 and 2020, respectively.

C.) Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the recoverability of long-lived assets, inventory obsolescence, revenue recognition and income taxes. Accordingly, actual results could differ from those estimates.

D.) Emerging growth company: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

E.) Recently adopted accounting pronouncements: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted the standard on January 2, 2021 and does not believe that the adoption of the ASU will have a significant impact on the Company’s financial position, results of operations and related disclosures.

F.) Accounting standards issued but not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve (12) months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this standard will require both types of leases to be recognized on the balance sheet. The standard also requires disclosures about the amount, timing and uncertainty of the cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact of the adoption of the ASU on the Company’s financial position, results of operations and related disclosures.

G.) Concentration of credit risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation (“FDIC”).

H.) Net loss per share attributable to common stockholders: The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

I.) Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, Amazon business and online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the delivery. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021, we began charging new subscribers an upfront styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

Revenue from online website sales, which includes sales from our and Amazon online websites, are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales are due upon time of order.

The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns.

Estimates of discretionary authorized returns for sales other than subscription sales, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than reserves established, a reduction or increase to net revenue would be recorded in the period in which such determination was made.

Shipping and handling costs associated with outbound freight fulfillment before control over a product has transferred to a customer are accounted for as a shipping and handling cost in the statement of operations.

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue producing transaction and are collected by the Company from a customer are excluded from revenue and cost of goods sold in the statement of operations.

J.) Restricted cash: Restricted cash balance consists of cash advances received by the Company from the cash advance agreements described in Note 8. The cash advances can only be used for purchases of products and services necessary to operate the Company, as defined by the agreement.

K.) Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. These costs are included in the cost of goods sold as inventory is sold.

L.) Leasehold improvements and equipment: Leasehold improvements and equipment are recorded at cost. Depreciation for equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement on a straight-line method. Expenditures that extend the useful lives of the equipment are capitalized. Expenditure for the repairs and maintenance are charged to expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

M.) Intangible assets: Intangible assets consist of capitalized website development costs and are being amortized using the straight-line method over their estimated useful lives, ranging from one to three years. The Company periodically evaluates the reasonableness of the useful life of the intangible assets. Expenditures for repairs and maintenance are charged to expense as incurred.

N.) Impairment of long-lived assets: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted pre-tax cash flows. If it is determined that impairment has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the assets’ carrying value and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. As a result of its review, the Company does not believe that any material impairment currently exists related to its long-lived assets.

O.) Deferred financing costs: Deferred financing costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the line of credit to which such costs relate. Amortization of debt issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the agreement, which approximates the effective interest method.

P.) Income taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies GAAP for uncertainty in income taxes. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming the tax position is examined by the appropriate taxing authority that has full knowledge of relevant information.

The Company has no unrecognized tax benefits at October 2, 2021 and January 2, 2021. The Company’s federal, state and local income tax returns prior to fiscal year 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheet.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company is currently evaluating the provisions on the CARES Act related to income taxes but at present, does not expect these provisions to have a material impact on its financial statements due to the valuation allowance.

Q.) Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $1,014,495 and $798,562 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. Advertising and promotion expenses totaled $2,514,767 and $1,897,297 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. Advertising and promotion expenses are included in general and administrative expenses.

R.) Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

S.) Segment Information: The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States.

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $32,061,695 as of October 2, 2021. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

To support the Company’s existing operations or any future expansion of business, including the ability to execute the Company’s growth strategy, the Company must have sufficient capital to continue to make investments and fund operations. Management has plans to pursue an aggressive growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that management believes will be more successful at attracting new customers and members. Management plans to launch new divisions and product lines to help attract new members and retain existing members. Management launched a new boys’ apparel division in the summer of 2020 and launched a toddler division in early 2021. Management also has plans to increase efficiency in distribution and fulfillment capabilities to reduce costs associated with subscription box sales. The Company’s founding and majority stockholder has committed to provide continued financial support to the Company for one year and a day from September 3, 2021, the date that second quarter financial statements were available to be issued.

In November 2021, the Company completed an IPO, in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents following the IPO, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, and to respond to business challenges could be significantly impaired.

NOTE 4: INVENTORY

Inventory consists of the following:

	October 2, 2021	January 2,2021
	(unaudited)
Finished goods	$7,860,196	$7,034,470
Goods in transit	743,808	445,602
Total	$8,604,004	$7,480,072

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 2, 2021	January 2,2021
	(unaudited)
Website development	$267,303	$267,303
Less accumulated amortization	(267,303)	(266,689)
Intangible assets, net	$-	$614

Amortization expense amounted to $154 and $230 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. Amortization expense amounted to $614 and $21,524 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	October 2, 2021	January 2,2021
	(unaudited)
Computer equipment	$52,215	$52,215
Furniture and fixtures	184,207	184,207
Leasehold improvements	59,523	59,523
Machinery and equipment	9,995	9,995
Total cost	305,940	305,940
Accumulated depreciation	(298,807)	(278,066)
Leasehold improvements and equipment, net	$7,133	$27,874

Depreciation expense amounted to $5,071 and $13,541 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. Depreciation expense amounted to $20,741 and $36,538 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $58,459 and $106,260 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $231,227 and $220,267 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company was to pay a monthly management fee equal to 1% of the Company’s net sales collections for the year ended December 28, 2019. The agreement was amended in 2020 to reduce the fee to 0.75% of the Company’s net sales collections.

Management fees amounted to $113,308 and $77,159 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively, and are included in general and administrative expenses.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For the 39 weeks ended October 2, 2021 and September 26, 2020, related party office rent amounted to $247,500 and $147,144, respectively, and is included in general and administrative expenses.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $121,888 for the year ending January 1, 2022, $249,237 for the year ending December 31, 2022, and $191,104 for the year ending December 30, 2023.

As of October 2, 2021 and January 2, 2021, there was $1,219,038 and $599,811 due to related party, respectively.

See Note 10 for short-term debt from affiliated entities under common control and from stockholders.

NOTE 8: ADVANCE PAYABLE

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory. Those include the following transactions:

On February 1, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $360,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay $381,600, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $100,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $311,953 previously owed to the financial institution (totaling $411,953), plus interest, by depositing future receivables with the lender in total amount of $417,954. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,137,666 of receivables from the Company for $1,062,666, which included $437,666 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,137,666 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On May 7, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $461,316 of receivables from the Company for $446,316, which included $196,316 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $461,316, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $125,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $355,598 previously owed to the financial institution (totaling $480,598), plus interest, by depositing future receivables with the lender in total amount of $488,098. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,196,055 of receivables from the Company for $1,124,055, which included $524,055 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,196,055 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On July 9, 2021, the Company entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $495,902 of receivables from the Company for $488,402, which included advanced cash totaling $125,000 to be used for the purchase of inventory and $363,402 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $495,902, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $185,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $390,169 previously owed to the financial institution (totaling $575,169), plus interest, by depositing future receivables with the lender in the total amount of $586,269. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,182,318 of receivables from the Company for $1,136,718, which included $756,718 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,182,318 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

As of October 2, 2021 and January 2, 2021, the cash advance outstanding, including interest, amounted to $1,196,742 and $829,030, respectively. For the 39 weeks ended October 2, 2021 and September 26, 2020, interest expense related to the advances totaled $121,411 and $18,626, respectively. For the 13 weeks ended October 2, 2021 and September 26, 2020, interest expense related to the advances totaled $18,574 and $23,925, respectively.

NOTE 9: LOAN PAYABLE

As a response to the COVID-19 pandemic, Congress passed the CARES Act to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a ten-month deferral on payments yielding 1% interest. The Company applied for forgiveness of the loan and on August 2, 2021, notification and confirmation was received that our loan including related accrued interest had been forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income.

NOTE 10: SHORT-TERM DEBT

In April and June 2021, the Company entered into various short-term, unsecured promissory notes with an affiliated entity under common control in the amount of $400,000. The notes are noninterest-bearing and due on December 31, 2021. On November 16, 2021, the Company paid in full the outstanding loan amounts of $400,000.

On June 28, 2021, the Company entered into four unsecured convertible promissory notes with stockholders in the aggregate amount of $100,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

In September 2021, the Company borrowed $600,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal is fully due and payable on January 15, 2022 or earlier, at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares).

NOTE 11: LINE OF CREDIT

In September 2017, the Company entered into a loan and security agreement with a lender for an initial term of two years. The agreement was amended in July 2019, September 2019, November 2020, April 2021, July 2021 and August 2021. The agreement allows the Company to request advances from the lender up to $3,200,000, in minimum installments of $10,000. The advances are limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances bear interest at a rate of 1.42% per month and mature on November 20, 2021. The loan and security agreement is personally guaranteed by two stockholders of the Company. The Loan Agreement includes an early termination fee equal to 3% of the maximum amount available (currently $3.2 million), provided that such fee is waived if the Company sells equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement includes customary covenants and also includes that an event of default if certain shareholders cease being the direct or indirect beneficial owner of more than 50% of the voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of the voting stock or if certain employees cease to be employed by the Company. On November 15, 2021, the Company terminated the loan and security agreement, and paid in full the outstanding loan amount of $3,200,000 and related outstanding interest and a termination fee in the amount of $24,498.

As of October 2, 2021 and January 2, 2021, outstanding advances amounted to $3,200,000 and $2,032,118, respectively. Interest expense amounted to $326,656 and $231,359 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. Interest expense amounted to $136,317 and $76,836 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.

As of October 2, 2021 and January 2, 2021, deferred financing costs, net of accumulated amortization, totaled $0 and $33,450, respectively. Amortization of these costs amounted to $70,803 and $32,723 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. Amortization of these costs amounted to $41,426 and $11,768 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.

NOTE 12: LONG-TERM DEBT

In 2019 and 2020, the Company entered into unsecured convertible promissory notes with stockholders in the amount of $3,400,000. These notes were noninterest-bearing. In December 2020, prior to maturity, the notes were converted to equity.

In January, February, and March 2021, the Company entered into various unsecured convertible promissory notes with stockholders in the aggregate amount of $2,000,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). In May 2021, prior to the maturity, the notes in the amount of $2,000,000 were converted to equity.

NOTE 13: STOCKHOLDERS’ EQUITY

On May 10, 2021, the Company filed an amended and restated Certificate of Incorporation which authorized 75,000,000 shares of Common Stock having a par value of $0.001 per share and 25,000,000 shares of Preferred Stock having a par value of $0.001 per share. All shares of Common Stock shall be of the same class and have equal rights, powers and privileges. The Preferred Stock may be issued from time to time in one or more series and each issued series may have full or limited designations, preferences, participating, special rights and limitation as adopted by the Board of Directors. In conjunction with this amendment, the Company completed a forward split of existing Common Stock whereby each one share of Common Stock was automatically split up and converted into 671 shares of Common Stock. The Statements of Changes in Stockholders’ Equity (Deficit) was restated to retroactively incorporate this stock split.

On May 9, 2021, the Board of Directors and majority stockholders adopted an Equity Incentive Plan which provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards, shares in performance of services or any combination of the foregoing.

On May 11, 2021, the Company converted stockholder notes in the amount of $2,000,000 to equity with the issuance of 339,526 shares of common stock of the Company. The Conversion Agreement provides certain rights to the stockholders, see details below.

On May 11, 2021, the Company entered into an investment agreement with related parties. Pursuant to the investment agreement, the related parties purchased 46,970 shares of common stock for $275,000. The investment agreement provides certain rights to the stockholders, see details below.

Also on May 11, 2021, the Company entered into an investment agreement with an investment firm owned by a related party. Pursuant to the investment agreement, the firm purchased 38,247 shares of common stock for $225,000. The Conversion Agreement provides certain rights to the stockholder, see details below.

The Investment Agreement provided preemptive rights for converting note holders, for so long as they hold not less than 5% of the Company’s outstanding common stock, to acquire additional shares of common stock to maintain their then current percentage ownership in the Company, on the same terms offered to any other party which triggered such preemptive rights, subject to certain exceptions, and drag-along rights (providing for rights to be dragged along in any transaction relating to the sale of a majority of the Company’s outstanding shares or assets, or certain similar transactions, on the same terms, and subject to the same conditions, as other sellers). The agreement also provided anti-dilution rights such that if the Company, after the date of the closing of the transactions contemplated by the Conversion Agreement, issued shares of common stock, or common stock equivalents (options, warrants or convertible securities), if the price per share is less than the conversion price of the converted notes, then we are required to issue additional shares of common stock equal to the difference between the number of shares issued to each purchaser in such anti-dilutive transaction and the aggregate amount of each converted note, divided by such lower dilutive price.

On May 12, 2021, the Company and each then stockholder of the Company, other than one minority stockholder holding 147,620 or 2.7% of the Company’s then outstanding common stock, entered into a Covenant Termination and Release Agreement, whereby each executing stockholder, in consideration for $10, agreed to terminate any and all preemptive rights, anti-dilutive rights, tag-along, drag-along or other special stockholder rights which they held as a result of the terms of any prior Investment Agreements or Conversion Agreements, and release the Company from any and all liability or obligations in connection with any such special stockholder rights.

On September 30, 2021, the Board of Directors and majority stockholders of the Company amended and restated its 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSU awards), performance awards and other forms of awards to our employees, directors and consultants and any of our affiliates’ employees and consultants. A total of 2,600,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan.

On November 10, 2021, prior to the pricing of the IPO, the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units to a board of director member. Such options and restricted stock units vest (i) 1/3 after six months from the date of the closing of the offering of the shares described herein; (ii) 1/3 eighteen months from the date of the closing of the offering; and (iii) 1/3 thirty months from the date of the closing of the offering. The options each have a term of 5 years.

NOTE 14: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended October 2, 2021, three vendors accounted for approximately 53% of inventory purchases. For the 13 weeks ended September 26, 2020, three vendors accounted for approximately 65% of inventory purchases. For the 39 weeks ended October 2, 2021, three vendors accounted for approximately 54% of inventory purchases. For the 39 weeks ended September 26, 2020, four vendors accounted for approximately 65% of inventory purchases. As of October 2, 2021 and January 2, 2021, the amounts due to these vendors totaled $176,078 and $176,057, respectively.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic, which continues to spread throughout the world affecting the United States and global economies. The potential impact and the duration of the COVID-19 pandemic is difficult to assess or predict. The COVID-19 pandemic has interrupted the global supply chain which has impacted purchases and timing of inventory. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision, and actual results could significantly differ from estimates or forecasts. The extent and duration of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict.

NOTE 15: REVENUE, NET DISCLOSURES

The Company’s revenue, net is disaggregated based on the following categories:

	For the 13 weeks ended		For the 39 weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Subscription boxes	$4,745,933	4,016,696	$14,163,217	$9,712,382
Amazon sales	568,947	485,599	1,893,814	1,064,678
Online website sales	259,219	132,234	505,548	298,950
Total revenue	$5,574,099	$4,634,529	$16,562,579	$11,076,010

NOTE 16: SUBSEQUENT EVENTS

In October and November 2021, the Company borrowed $1,900,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal is fully due and payable on January 15, 2022 or earlier, at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares).

On October 22, 2021, the Company entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $863,847 of receivables from the Company for $857,847, which included $807,847 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $863,847 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On October 27, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $300,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $381,124 previously owed to the financial institution (totaling $681,124), plus interest, by depositing future receivables with the lender in the total amount of $699,124. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On November 2, 2021, the Company entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $923,682 of receivables from the Company for $899,682, which included $699,682 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $923,682 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes to those financial statements for the fiscal year ended January 2, 2021 which are included in the prospectus dated November 10, 2021, which we filed with the Securities and Exchange Commission on November 15, 2021 (the “Prospectus”) pursuant to Rule 424(b)(4). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report, particularly under “Risk Factors,” and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The following discussion is based upon our financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended January 2, 2021 and December 28, 2019 were 53- and 52-week years, respectively. These years are referred to herein as fiscal “2020” and “2019”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the third quarter of fiscal 2021 and the third quarter of fiscal 2020, refer to the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020, above.

References to our websites and those of third parties below are for information purposes only and, unless expressly stated below, we do not desire to incorporation by reference into this Report information in such websites.

Unless the context otherwise requires, references in this Report to “we,” “us,” “our,” the “Registrant”, the “Company,” “kidpik” and “Kidpik Corp.” refer to Kidpik Corp.

In addition:

●	“Active subscriptions” mean individuals who are scheduled to receive future boxes;
●	“Boxes” mean the Company’s subscription clothing, shoe and accessories boxes;
●	“Customers” means anyone who has received at least one shipment through subscription, direct or indirect sale from the Company;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Members” means customers who registered at least one subscription;
●	“NASDAQ” means the NASDAQ Capital Market;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“Subscriptions” mean orders for recurring box shipments.

Overview

We began operations in 2016 as a subscription-based e-commerce company on the proposition of making shopping easy, convenient, and accessible for parents by delivering fashionable and personalized outfits in a box, that their kids will love to wear. kidpik provides kids clothing subscription boxes for girls and boys (sizes 2T-16) that include mix-&-match coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing each seasonal collection in house from concept to box.

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothes, added larger sizes up to 16 for apparel and 6 youth for shoes, added toddler sizes down to 2T and 3T for apparel and 7 and 8 toddler shoes, launched shop.kidpik.com, where we sell individual apparel items and shoes, pre-styled outfit gift boxes and gift cards, and expanded to sell on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We launched our toddler collection in the first quarter of 2021, introducing sizes 2T and 3T apparel sizes, and added sizes 7 and 8 toddler shoes for boys and girls which we began to ship in April 2021. We also introduced an “add-on” for all members pursuant to which they can add additional pieces of their choosing to their next box order. We plan to increase the number of add-on item selections offered in an effort to increase the box transaction size and gross margin dollars per box.

We provide e-commerce services only throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

Moving forward, funding permitting, we plan to research and start initiatives to expand our offerings into newborn sizes, husky and plus sizes, and tweens. Additionally, we may open up availability of our subscription boxes to Canada. We plan to continue to analyze the marketplace for interest in new products and may invest in expanding our current lines.

Over the next 12 months, we plan to continue investing in our marketing by spending on our current marketing channels such as Facebook and Instagram Ads, Google Ads and YouTube Ads, as well as launching new channels such as TikTok and Connected TV and others with the goal of increasing new member growth.

Initial Public Offering

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

Key Performance Indicators

Key performance indicators that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions include gross margin, shipped items, and average shipment keep rate, each described in greater detail below.

We also use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

Gross Margin

Gross profit is equal to our net sales (revenues, net) less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage.

	For the 13 weeks ended		For the 39 weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Gross margin	58.2%	59.3%	59.8%	58.9%

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended		For the 39 weeks ended
	(In thousands)		(In thousands)
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Shipped Items	559	470	1,680	1,139

Average Shipment Keep Rate

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period.

	For the 13 weeks ended		For the 39 weeks ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Average Shipment Keep Rate	68.8%	68.2%	68.5%	67.0%

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors.”

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates and fuel and energy costs. In addition, during periods of low unemployment, we generally experience higher labor costs.

Growth in Brand Awareness and Site Visits

We intend to continue investing in our brand marketing efforts. Since 2016 we have made significant investments to strengthen the “kidpik” brand through expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Acquisition of New Subscriptions

Our ability to attract new subscriptions is a key factor for our future growth. To date we have successfully acquired new subscriptions through marketing and the development of our brand. As a result, revenue has increased since our launch. If we are unable to acquire sufficient new subscriptions in the future, our revenue might decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brand may also change and result in decreased demand for our products and services. Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices and procedures.

Retention of Existing Subscribers

Our ability to retain subscribers is a also key factor in our ability to generate revenue growth. Most of our current subscribers purchase products through subscription-based plans, where subscribers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted.

Inventory Management

To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories or adding new fulfillment centers will require additional investments in inventory.

Investments in Growth

We expect to continue to focus on long-term growth through investments in product offerings and the kids and kids’ parent experience. We expect to make significant investments in marketing to acquire new subscribers and customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses in the future and cannot be certain that these efforts will grow our customer base or be cost-effective; however, in the long term, we anticipate that these investments will positively impact our results of operations.

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs and general and administrative costs may vary from other companies in our industry and as such, may not be comparable to a competitor’s.

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and other marketplaces. Going forward we will refer to revenue classification as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

Cost of Goods Sold

Cost of goods sold consists of the costs of manufacturing merchandise and the expenses of shipping and importing (duty payments) such merchandise to our warehouse for distribution, and inventory write-offs, offset by the recoverable cost of merchandise estimated to be returned.

Shipping and Handling

Shipping and handling includes the costs of shipping merchandise to our customers, and back to us, as well as the cost of fulfillment and return processing, and the materials used for packing.

Payroll and Related Costs

Payroll and related costs represent employee salaries, taxes, benefits and fees to our payroll provider.

General and Administrative Expenses

General and administrative expenses consists primarily of marketing, Amazon seller fees, bad debt expense, credit card fees, and professional fees among others.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation expense for leasehold improvements and equipment.

Interest Expense

Interest expense consists primarily of interest expense associated with our lines of credit, outstanding notes payable, and amortization of deferred expense related to our line of credit.

Other Non-Operating Income

Other non-operating income related to the forgiveness of prior Paycheck Protection Loan.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation of our net federal and state deferred tax assets.

Results of Operations

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing “stay-at-home” orders. The U.S. has recently seen decreases in total new COVID-19 infections; however, those numbers are currently trending back up and it is unknown whether such decreases will continue in the future, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, boosters will continue to be widely available and/or whether individuals will continue to take booster shots, or whether new strains of the virus will become dominate in the future (which may be more infectious or cause greater health issues), and/or whether jurisdictions in which we operate, will issue new or expanded stay-at-home orders, mask orders, or how those orders, or others, may affect our operations.

During the majority of March and April 2020, we closed our California warehouse due to stay-at-home orders which were issued in the State of California. We resumed shipping April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines, which we strictly adhered to. On aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020, through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. Most of our employees continue to work remotely as a result of the COVID-19 pandemic. Currently we believe that we have sufficient cash on hand through funds raised in the IPO, and will generate sufficient cash through operations, to support our operations for the near term; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic.

Although COVID-19 has had a major impact on businesses around the world, during March and April 2020, our warehouse was shut down. Since then, our warehouse returned to working at full capacity; however, the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks, virus mutations, the efficacy of vaccines and boosters, and the willingness of individuals to take such vaccines and boosters, all of which are uncertain and cannot be predicted.

We have, however, recently experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which may negatively impact our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.

RESULTS OF OPERATIONS

Comparison of the thirteen and thirty-nine weeks ended October 2, 2021 and September 26, 2020

Revenue

Our revenue for the 13 weeks ended October 2, 2021, increased by 20.3% to $5,574,099, compared to $4,634,529 for the 13 weeks ended September 26, 2020, an increase of $939,570 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended October 2, 2021 and September 26, 2020, is summarized in the tables below:

	13 weeks ended October 2, 2021	13 weeks ended September 26, 2020	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$4,745,933	$4,016,696	$729,237	18.2%
Amazon sales	568,947	485,599	83,348	17.2%
Online website sales	259,219	132,234	126,985	96.0%
Total revenue	$5,574,099	$4,634,529	$939,570	20.3%

Our revenue for the 39 weeks ended October 2, 2021, increased by 49.5% to $16,562,579, compared to $11,076,010 for the 39 weeks ended September 26, 2020, an increase of $5,486,569 from the prior period. The revenue breakdown by channel for the 39 weeks ended October 2, 2021 and September 26, 2020, is summarized in the tables below:

	39 weeks ended October 2, 2021	39 weeks ended September 26, 2020	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$14,163,217	$9,712,382	$4,450,835	45.8%
Amazon sales	1,893,814	1,064,678	829,136	77.9%
Online website sales	505,548	298,950	206,598	69.1%
Total revenue	$16,562,579	$11,076,010	$5,486,569	49.5%

The revenue from subscription boxes for the 39 weeks ended October 2, 2021 and September 26, 2020, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the tables below:

	39 weeks ended October 2, 2021	39 weeks ended September 26, 2020	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$11,474,502	$7,371,851	$4,102,652	55.7%
New subscriptions - first box	2,688,715	2,340,531	348,183	14.9%
Total subscription boxes revenue	$14,163,217	$9,712,382	$4,450,835	45.8%

The increase in revenue was primarily driven by an increase in sales of girls’ apparel and new merchandise offering of (a) boys’ clothing beginning in June 2020, and (b) toddler collections, beginning in March 2021. The revenue breakdown by product line for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020, are summarized in the tables below:

	13 weeks ended October 2, 2021	13 weeks ended September 26, 2020	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$4,189,538	$3,941,463	$248,075	6.3%
Boys’ apparel	1,111,509	693,066	418,443	60.4%
Toddlers’ apparel	273,052	-	273,052	n/a %
Total revenue	$5,574,099	$4,634,529	$939,570	20.3%

The number of items shipped to our customers increased by 18.9%, from approximately 470,000 for the 13 weeks ended September 26, 2020, to approximately 559,000 for the 13 weeks ended October 2, 2021. The average shipment keep rate increased to 68.8% in the 13 weeks ended October 2, 2021, compared to 68.2% in the 13 weeks ended September 26, 2020.

	39 weeks ended October 2, 2021	39 weeks ended September 26, 2020	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$12,647,081	$10,374,374	$2,272,707	21.9%
Boys’ apparel	3,341,419	701,636	2,639,783	376.2%
Toddlers’ apparel	574,079	-	574,079	n/a %
Total revenue	$16,562,579	$11,076,010	$5,486,569	49.5%

The number of items shipped to our customers increased by 47.7%, from approximately 1,139,000 for the 39 weeks ended September 26, 2020, to approximately 1,682,000 for the 39 weeks ended October 2, 2021. The average shipment keep rate increased to 68.5% in the 39 weeks ended October 2, 2021, compared to 67.0% in the 39 weeks ended September 26, 2020.

Cost of Goods Sold

Our cost of goods sold increased by 23.5% to $2,327,335 for the 13 weeks ended October 2, 2021, compared to $1,884,898 for the 13 weeks ended September 26, 2020, an increase of $442,437.

Our cost of goods sold increased by 46.2% to $6,659,012 for the 39 weeks ended October 2, 2021, compared to $4,553,832 for the 39 weeks ended September 26, 2020, an increase of $2,105,180.

The increase in cost of goods sold for the 13 and 39 weeks ended October 2, 2021, compared to the same periods in fiscal 2020, was primarily attributable to the increase in the volume of goods purchased associated with the increase in our subscription box Amazon sales, and online website sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $3,246,764 for the 13 weeks ended October 2, 2021, compared to gross profit of $2,749,631 for the 13 weeks ended September 26, 2020.

Our gross profit was $9,903,567 for the 39 weeks ended October 2, 2021, compared to gross profit of $6,522,178 for the 39 weeks ended September 26, 2020.

The increase in gross profit for the 13 and 39 weeks ended October 2, 2021, compared to the same periods in fiscal 2020, was primarily attributable to the increase in our subscription box sales.

Gross profit as a percentage of revenue was 58.2% for the 13 weeks ended October 2, 2021, compared to 59.3% for the 13 weeks ended September 26, 2020. The decrease in gross profit as a percentage of revenues for the 13 weeks ended October 2, 2021, compared to the same period in fiscal 2020 was primarily attributable to an increase in discounts and promotions.

Gross profit as a percentage of revenue was 59.8% for the 39 weeks ended October 2, 2021, compared to 58.9% for the 39 weeks ended September 26, 2020. The increase in gross profit as a percentage of revenues for the 39 weeks ended October 2, 2021, compared to the same periods in fiscal 2020 was primarily attributable to the decrease in discounts and promotions.

Operating Expenses

Our operating expenses for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020, are summarized in the tables below:

	13 weeks ended October 2, 2021	13 weeks ended September 26, 2020	Change ($)	Change (%)
Expenses
Shipping and handling	$1,451,065	$1,047,097	$403,968	38.6%
Payroll and related costs	1,023,241	753,222	270,019	35.8%
General and administrative	2,169,283	1,790,401	378,882	21.2%
Depreciation and amortization	5,226	13,770	(8,544)	(62.0)%
Total expenses	$4,648,815	$3,604,490	$1,044,325	29.0%

	39 weeks ended October 2, 2021	39 weeks ended September 26, 2020	Change ($)	Change (%)
Expenses
Shipping and handling	$4,543,341	$2,693,062	$1,850,279	68.7%
Payroll and related costs	2,953,993	2,045,415	908,578	44.4%
General and administrative	6,318,183	4,301,533	2,016,650	46.9%
Depreciation and amortization	21,355	58,063	(36,708)	(63.2)%
Total expenses	$13,836,872	$9,098,073	$4,738,799	52.1%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended October 2, 2021, increased by $1,044,325 or 29.0% to $4,648,815, compared to $3,604,490 for the 13 weeks ended September 26, 2020. This increase was mainly a result of (i) an increase in shipping and handling of $403,968, which increase was due to a FedEx surcharge and minimum hourly rate increase in our California warehouse — our shipping and handling expenses were 26.0% of total revenue in the current period, compared to 22.6% of total revenue in the previous period, (ii) an increase in payroll and related costs of $270,019, mainly due to new hires as a result of our organic growth, and increases in salaries, and (iii) a $378,882 increase in general and administrative expenses, mainly due to an increase in marketing expenses and an increase in third party fees due to increased sales.

Our operating expenses for the 39 weeks ended October 2, 2021, increased by $4,738,799 or 52.1% to $13,836,872, compared to $9,098,073 for the 39 weeks ended September 26, 2020. This increase was mainly a result of (i) an increase in shipping and handling of $1,850,279, which increase was due to increased sales and a FedEx surcharge and minimum hourly rate increase in our California warehouse — our shipping and handling expenses were 27.4% of total revenue compared to 24.3% of total revenue in the previous period, (ii) an increase in payroll and related costs of $908,578, mainly due to new hires as a result of our organic growth, and increases in salaries, and (iii) a $2,016,650 increase in general and administrative expenses, mainly due to an increase in marketing expenses and an increase in third-party fees due to increased sales.

Loss from Operations

Loss from operations increased from $854,859 for the 13 weeks ended September 26, 2020, to $1,402,051 for the 13 weeks ended October 2, 2021. The increase in loss from operations was largely due to the increase of $378,882 in general and administrative expenses, the increase of $403,968 in shipping and handling costs, the increase of $270,019 in payroll and related cost, and the increase in cost of goods sold of $442,437, partially offset by the $939,570 increase in net sales, each as discussed above.

Loss from operations increased from $2,575,895 for the 39 weeks ended September 26, 2020, to $3,933,305 for the 39 weeks ended October 2, 2021. The increase in loss from operations was largely due to the increase of $2,016,650 in general and administrative expenses, the increase of $1,850,279 in shipping and handling costs, the increase of $908,578 in payroll and related cost, and the $2,105,180 increase in cost of goods sold, partially offset by the $5,486,569 increase in net sales, each as discussed above.

Other Expenses

Total other expenses were ($212,695) and $122,567 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and $155,421 and $318,153 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. The decrease in other expenses for the 13 and 39 weeks ended October 2, 2021, compared to the same periods in fiscal 2020, was related to the forgiveness of debt relating to the forgiveness of our prior Paycheck Protection Loan in the amount of $442,352, offset by interest expense, which increased by $107,090 and $276,313, for the 13 and 39 weeks ended October 2, 2021 and September 26, 2020, respectively. The increase in interest expense was due to the increase in our debt balance and related increases in interest expense associated therewith.

Provision for Income Taxes

We had a nominal or no provision for income taxes during both the 13 and 39 weeks ended October 2, 2021, and September 26, 2020.

Net Loss

We had a net loss of $1,189,356 for the 13 weeks ended October 2, 2021, compared to a net loss of $978,251 for the 13 weeks ended September 26, 2020, an increase in net loss of $211,105 or 21.6%. The increase in net loss was primarily due to the increase of $378,284 in general and administrative expenses, the increase of $403,968 in shipping and handling costs, the increase of $270,019 in payroll and related cost, and the $442,437 increase in cost of goods sold, partially offset by the $939,570 increase in net sales, each as discussed in greater detail above.

We had a net loss of $4,090,058 for the 39 weeks ended October 2, 2021, compared to a net loss of $2,895,170 for the 39 weeks ended September 26, 2020, an increase in net loss of $1,194,888. The increase in net loss was primarily due to the increase of $2,016,052 in general and administrative expenses, the increase of $1,850,279 in shipping and handling costs, the increase of $908,578 in payroll and related cost, and the $2,105,180 increase in cost of goods sold, partially offset by the $5,486,569 increase in net sales, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	October 2, 2021	January 2, 2021	Change ($)	Change (%)
Cash	$204,877	$133,484	$71,393	53.5%
Working Capital	$185,644	$2,105,270	$(1,919,626)	(91.2)%
Debt*	$3,200,000	$2,474,470	$725,530	29.3%

* Line of credit, loan payable and long-term debt.

On October 2, 2021, we had $204,877 of cash on-hand compared to $133,484 of cash on hand we had at January 2, 2021.

As of October 2, 2021, the Company had total current liabilities of $10,260,840, consisting mainly of accounts payable of $2,837,075, accounts payable to related party of $1,219,038, accrued expenses of $507,985, advance payable of $1,196,742 (discussed below), short-term debt from related party of $1,300,000 and line of credit of $3,200,000 (discussed below).

As of October 2, 2021, we had $10,446,484 in total current assets, $10,260,840 in total current liabilities, working capital of $185,644 and a total accumulated deficit of $32,061,695.

Through October 2, 2021, we have mainly relied on loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which have all, other than $900,000, been converted into equity on May 11, 2021), notes payable (including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family including Moshe Dabah, and which entity Mr. Dabah serves as Chief Executive Officer and member of the Board of Directors of (“Nina Footwear”, a related party) and our line of credit and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception and negative operating cash flows. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing the net revenue and margins sufficiently to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, January 2, 2021, describing the existence of substantial doubt about our ability to continue as a going concern as of May 17, 2021, the date of their report.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting new customers and members. We plan to launch new divisions and product lines to help attract new members and retaining existing members. We launched a new boys’ apparel division in the summer of 2020 and a toddler division at the end of March 2021. We also have plans to increase efficiency in distribution and fulfillment capabilities to reduce costs associated with subscription box sales. Our founding and majority stockholder, Ezra Dabah, our Chief Executive Officer and Chairman, has provided his written intent to provide continued financial support to the Company for at least one year and a day from September 3, 2021, the terms of which indicate that funding is expected to be in similar form as to the funding previously provided by Mr. Dabah, provided that Mr. Dabah is under no contractual or other obligation to provide such funding and the ultimate terms of such funding are unknown.

In November 2021, we completed our IPO in which we issued and sold 2,117,647 shares of authorized common stock for $8.50 per share, for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

We intend to use the net proceeds from this offering to repay debt, increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do no accrue interest); (iv) amounts owed in connection with vendors payable of approximately $1.2 million; and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.6 million, which are due on January 15, 2022, and which do not accrue interest.

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. We believe that the existing balances of cash and cash equivalents following the IPO will be sufficient to meet our anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should our current cash and cash equivalents not be sufficient to support the development of our business to the point at which it has positive cash flows from operations, we plan to meet our future needs for additional capital through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to us or at all. The terms of any financing may adversely affect the holdings or rights of our stockholders. If we unable to obtain adequate financing or financing on terms satisfactory to it when required, our ability to continue to support our business growth, scale its infrastructure, and to respond to business challenges could be significantly impaired.

Cash Flows

	39 weeks ended October 2, 2021	39 weeks ended September 26, 2020
Cash provided by (used in):
Operating activities	$(5,637,368)	$(2,385,563)
Investing activities	—	(7,683)
Financing activities	5,306,217	1,914,613
Net decrease in cash	$(331,151)	$(478,633)

Net cash used in operating activities increased to $5,637,368 for the 39 weeks ended October 2, 2021, compared to $2,385,563 of cash used in operating activities during the 39 weeks ended September 26, 2020. The increase in our cash used in operating activities of approximately $3.3 million was primarily due to an increase in the net loss in the amount of approximately $1.2 million, as discussed in greater detail above, adjusted for non-cash items totaling $0.2 million, and the negative impact from changes in operating assets and liabilities in the amount of approximately $1.9 million. The negative change in our net operating assets and liabilities was mainly driven by the change in inventories of $0.6 million, due to increases in the boys’ apparel division, the change in accounts payable of $0.8 million, and the change in accounts receivable of $0.4 million, for the 39 weeks ended October 2, 2021, compared to the 39 weeks ended September 26, 2020.

There was no net cash used in investing activities during the 39 weeks ended October 2, 2021, compared to $7,683 of cash used in investing activities during the 39 weeks ended September 26, 2020, which was related to purchases of leasehold improvements and equipment.

Net cash provided by financing activities increased to $5,306,217 for the 39 weeks ended October 2, 2021, compared to net cash provided by financing activities of $1,914,613 for the 39 weeks ended September 26, 2020, mainly as a result of $2.0 million in convertible notes sold during the current period compared with $1.0 million in the comparable period, proceeds from issuance of common stock of $0.5 million, an increase in line of credit of $1.2 million and the increase in advance payable in amount of $0.3 million, compared to a decrease in advance payable of $0.3 million in the prior period, relating to our financing transactions.

Line of Credit

On September 5, 2017, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). The Loan Agreement had an initial term of two years, and renews thereafter for additional one-year periods automatically, unless Crossroads has provided the Company at least 30 days’ notice of its intent to not renew prior to such applicable automatic renewal date. The Loan Agreement allows the Company to request advances from Crossroads up to $3,200,000. The advances are limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances bear interest at a rate of 1.42% per month (17.04% per annum) and mature on November 20, 2021. The amounts owed under the Loan Agreement are personally guaranteed by Ezra Dabah, our Chief Executive Officer, President and Chairman, and his wife Renee. The amounts owed to Crossroads are also secured by a security interest in substantially all of our assets. The Loan Agreement includes an early termination fee equal to 5% of the maximum amount available if the agreement is terminated during the first year of the agreement and 3% thereafter, provided that such fee is waived if we sell equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement includes customary covenants and events of default, including if Ezra Dabah, our Chief Executive Officer and Chairman, and his family cease being the direct or indirect beneficial owner of more than 50% of our voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of our voting stock or if Mr. Dabah or Adir Katzav our Executive Vice President and Chief Financial Officer cease to be employed by the Company. On November 15, 2021, we terminated the loan and security agreement, and paid in full the outstanding loan amount of $3,200,000 and related outstanding interest and fee in amount of $24,498, with funds raised through the IPO.

As of October 2, 2021, outstanding advances amounted to $3,200,000. Interest expense amounted to $326,656 and $231,359 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. Interest expense amounted to $136,317 and $76,836 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.

As of October 2, 2021, deferred financing costs, net of accumulated amortization, totaled $0. Amortization of these costs amounted to $70,803 and $32,723 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

Cash Advance Agreements

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to inventory. Those include the following transactions:

On February 1, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $360,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay $381,600, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $100,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $311,953 previously owed to the financial institution (totaling $411,953), plus interest, by depositing future receivables with the lender in total amount of $417,954. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,137,666 of receivables from the Company for $1,062,666, which included $437,666 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,137,666 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On May 7, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $461,316 of receivables from the Company for $446,316, which included $196,316 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $461,316, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $125,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $355,598 previously owed to the financial institution (totaling $480,598), plus interest, by depositing future receivables with the lender in total amount of $488,098. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,196,055 of receivables from the Company for $1,124,055, which included $524,055 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,196,055 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On July 9, 2021, the Company entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $495,902 of receivables from the Company for $488,402, which included advanced cash totaling $125,000 to be used for the purchase of inventory and $363,402 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $495,902, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company entered into a new cash advance agreement with a financial institution and was advanced cash totaling $185,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $390,169 previously owed to the financial institution (totaling $575,169), plus interest, by depositing future receivables with the lender in the total amount of $586,269. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company also entered into a new cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,182,318 of receivables from the Company for $1,136,718, which included $756,718 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,182,318 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

As of October 2, 2021 and January 2, 2021, the cash advance outstanding, including interest, amounted to $1,196,742 and $829,030, respectively. For the 39 weeks ended October 2, 2021 and September 26, 2020, interest expense related to the advances totaled $121,411 and $18,626, respectively. For the 13 weeks ended October 2, 2021 and September 26, 2020, interest expense related to the advances totaled $18,574 and $23,925, respectively.

Subsequent to October 2, 2021, we have entered into additional cash advance agreements, as described in greater detail to “Note 16: Subsequent Events”, to the notes to the unaudited financial statements included above.

SBA Loan

As a response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a 10-month deferral on payments yielding 1% interest. The Company applied for forgiveness and on August 2, 2021, we received notification and confirmation that our loan, including related accrued interest, was forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income.

Related Party Convertible Notes and Loans

In 2020 and 2019, the Company entered into unsecured convertible promissory notes with related party stockholders in the amount of $1,770,000 and $3,300,000, respectively. These notes were noninterest bearing. Prior to the maturity, the notes were converted to equity at a value of 125% of the trailing 12 months of net sales.

In January, February and March 2021, the Company entered into unsecured convertible promissory notes with related party stockholders in the amount of $2,000,000. In May 2021, prior to the maturity, the notes in the amount of $2,000,000 were converted into an aggregate of 339,526 shares of the Company (valued at $5.89 per share). Subsequently, the Company borrowed an additional $300,000 from related party stockholders and entered into unsecured convertible promissory notes with such related party stockholders in the amount of $300,000 to evidence such loans. The convertible promissory notes are due on January 15, 2022, and were to convert automatically into equity securities offered by the Company in a future fund raising, provided that on August 25, 2021, the parties agreed to amend the terms of the previously convertible notes, to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

In April and June 2021, the Company entered into various short-term, unsecured promissory notes with Nina Footwear in the amount of $400,000. The notes are noninterest-bearing and due on December 31, 2021. On November 16, 2021 we paid in full the outstanding loans amount of $400,000.

In September, 2021, the Company borrowed $600,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due and payable on January 15, 2022 or earlier, at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares).

As of October 2, 2021 and January 2, 2021, there was $1,219,038 and $599,811 due to related party, respectively.

In October and November 2021, the Company borrowed $1,900,000 from Ezra Dabah, our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due and payable on January 15, 2022 or earlier, at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares).

Subsequent to October 2, 2021, we have entered into additional related party loans, as described in greater detail to “Note 16: Subsequent Events”, to the notes to the unaudited financial statements included above.

Need for Future Funding

As discussed above, our current capital resources, combined with the net proceeds from the IPO, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in this offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets and inventory obsolescence. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the 13 weeks ended October 2, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

JOBS Act and Recent Accounting Pronouncements

The JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

Refer to “Note 2: Summary of Significant Accounting Policies” to our unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Internal Controls

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Although a formal evaluation of our internal controls and procedures is not yet required pursuant to SEC rules or requirements, during the preparation of our financial statements for the fiscal years ended January 2, 2021 and December 28, 2019, we and our independent registered public accounting firm identified various significant deficiencies that when combined rise to a material weakness in the general controls relating to our information technology (IT), which related to insufficient documentation related to risk assessment, privileged access and application. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Without formal documentation, written policies and documented controls, the Company could be vulnerable to unauthorized changes, errors, and disclosure of financial information; and could jeopardize the integrity of critical business and financial information.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated November 10, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on November 15, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”).

Our business involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other public filings, as well as our audited financial statements and related notes as disclosed in our prospectus, dated November 10, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on November 15, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Prospectus, are set forth below and are unchanged substantively as of November 10, 2021, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Industry

We have a history of losses, and we may be unable to achieve or sustain profitability.*

We have experienced net losses in each year since our inception. In the years ended January 2, 2021 and December 28, 2019, we incurred net losses of $4,188,360 and $4,603,314, respectively. We had a net loss of $1,189,356 for the 13 weeks ended October 2, 2021, compared to a net loss of $978,251 for the 13 weeks ended September 26, 2020, and a net loss of $4,090,058 for the 39 weeks ended October 2, 2021, compared to a net loss of $2,895,170 for the 39 weeks ended September 26, 2020. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new and retain existing members and attract new customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment center, including personnel costs, obtaining and storing inventory, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment center, are fixed. We also incur significant expenses associated with the production of merchandise and the shipping of such merchandise to our warehouse and to members and customers. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing subscription members and traditional point-of-purchase e-commerce customers or cost effectively acquire new members and customers or if we fail to achieve profitability, our business would be materially adversely affected.*

Our growth strategy, and our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing members (i.e., those persons who have signed up for our subscription services) and customers (i.e., those persons who have not signed up for subscription services, but who purchase our merchandise directly from our website or through other e-commerce sites where we offer items for sale (for example, through Amazon.com), to cost effectively acquire new members and customers, and to keep members and customers engaged so that they continue to purchase products from us. If we are unable to retain our existing members and customers, cost effectively acquire new members and customers, or keep members and customers engaged, our business, financial condition and operating results would be materially adversely affected. While our revenues for the 39 weeks ended October 2, 2021, increased by 49.5% to $16,562,579, compared to $11,076,010 for the 39 weeks ended September 26, 2020, an increase of $5,486,569 from the prior period, we cannot assure you that our number of members, or the revenues generated thereby, will further increase in the future. While we have experienced an increase in demand which we believe is due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors such increased demand may not continue as stay-at-home and other restrictions on consumer behavior, are lifted, as COVID-19 vaccines and boosters continue to be widely available in the United States, or if consumer spending habits are negatively impacted by worsening economic conditions. In addition, if, as a result of the COVID-19 pandemic, we face significant disruptions in our supply chain, are unable to continue to operate our fulfillment center (whether as a result of production holds to implement some of our enhanced sanitation measures as we have done at times or otherwise), similar to in March and April 2020, when we were forced to shut down our warehouse due to safety protocols, or are unable to timely deliver orders to our members and customers, we may not be able to retain our members and customers or attract new members and customers.

We have historically spent significant amounts on advertising and other marketing activities. The majority of our advertisements to date have been on Facebook Ads and Google Ads. For the years ended January 2, 2021 and December 28, 2019, our marketing expenses were $2.6 million and $2.1 million, representing approximately 15.6% of each year’s net revenue, respectively. Advertising and promotion expenses totaled $2.5 million and $1.9 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively, and are included in general and administrative expenses. We may, however, choose to increase or decrease such spending in the future, which could have a material adverse effect on our results of operations.

As we continue to refine our marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting customers and members, we may fail to identify channels that accomplish this objective or fail to understand or mitigate continuing and new negative effects of reducing our marketing expenses or of limiting our investment in historical marketing channels. Any of these failures may adversely impact our ability to attract or retain potential members and customers, including by making us less competitive relative to competitors who spend a larger portion of their revenue on marketing.

Our net revenue in any period is essentially a function of our ability to attract and retain members and customers and the frequency and size of the orders purchased or placed by those members and customers. If members and customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain members and customers or engage existing members and customers so that they continue to purchase products from us, which could have a material adverse effect on our results of operations.

We will need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.*

We had accumulated deficits of $32,061,695 and $27,971,637 as of October 2, 2021 and January 2, 2021 , respectively. We had a net loss of $1,189,356 for the 13 weeks ended October 2, 2021, compared to a net loss of $978,251 for the 13 weeks ended September 26, 2020, and a net loss of $4,090,058 for the 39 weeks ended October 2, 2021, compared to a net loss of $2,895,170 for the 39 weeks ended September 26, 2020. We had a net loss of $4,188,360 and $4,603,314 for the years ended January 2, 2021 and December 28, 2019, respectively. Based on our recent financing activity we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year. Consequently, our financial statements have been prepared under the assumption that we will continue as a going concern. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to expand or complete acquisitions and anticipate needing to support our operations, we could be forced to delay, reduce or eliminate some or all of our growth initiatives, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. We may raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. Separately, our founding and majority stockholder, Ezra Dabah, our Chief Executive Officer and Chairman, has provided his written intent to provide continued financial support to the Company for at least one year and a day from September 3, 2021, the terms of which funding are expected to be in similar form as to the funding previously provided by Mr. Dabah, provided that Mr. Dabah is under no contractual or other obligation to provide such funding and the ultimate terms of such funding is unknown. Mr. Dabah may, regardless of his written support agreement, determine not to provide us any required funding, or may only make such funding available on unfavorable terms. As such, we may be unable to raise any required funding from Mr. Dabah. If we are unable to access additional capital moving forward, either from Mr. Dabah or otherwise, it may hurt our ability to grow and to generate future revenues, or may force us to seek bankruptcy protection.

The children of our current and future customers and members will likely age out of our product offerings.

We sell our fashion subscription boxes (which we call ‘piks’) for boys and girls, sizes 2T-16. We also sell shoes, from size 7 toddler to size 6 youth, including sneakers, boots, sandals, and dress shoes. Because we do not currently offer sizing above 16 in our clothing lines and/or above 6 youth in our shoes, it is likely that the children of our current members and customers, and future customers and members, will age out of our product offerings. For example, the children of any current members or customers, who fit into the merchandise sizing that we currently offer as of the date of this Report, will likely grow too big for such sizing in the future. We believe that a size 16 will fit the average child, ages 11-13; however, each child is different. Because children age/size out of our offerings over time, we are constantly needing to find new members and customers to maintain and expand our revenues.

A significant portion of our marketing is dependent upon advertisements placed on Facebook, Instagram and other social media platforms and changes to such social media platforms terms of use, or changes that limit the ability of advertisers to collect and use data to target and measure advertising, similar to those already adopted, are expected to have a negative impact on our advertising costs and marketing efforts in the future.*

Historically, we have acquired a significant portion of new members and subscribers through advertisements placed on the Facebook, Instagram and other social media platforms. In connection therewith we are subject to the terms and conditions of Facebook, Instagram and such other platforms, which may be changed by such platforms at their sole discretion at any time. If these social media platforms change their standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

Furthermore, our business may be harmed if any of the social media platforms we advertise on:

●	discontinue or limit our access to their platform;

●	modify their terms of service or other policies which limit our ability to advertise on their platforms;

●	change how the personal information of its users is made available to advertisers or is able to be shared by users, in furtherance of similar changes discussed below;

●	establish more favorable relationships with one or more of our competitors; or

●	develop or acquire its own competitive offerings.

Furthermore, mobile operating system and web browser providers, such as Apple and Google, have announced or recently implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently made a change with iOS 14 to require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. We are also aware that Google intends to further restrict the use of third-party cookies in its Chrome browser in 2022, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes are expected to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful, and likely increasing our cost to acquire new members and subscribers.

Finally, with respect to our email marketing efforts, if we are unable to successfully deliver emails to our clients or if clients do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected.

Our results of operations and future revenues could be materially and adversely affected by the impact of the COVID-19 pandemic and future pandemics and diseases.

The continuing spread of COVID-19 and its variants, globally and, in particular, across the United States could materially and adversely impact our business, causing supply chain or carrier interruptions or delays. During the majority of March and April 2020, we closed our California warehouse due to stay-at-home orders which were issued in the State of California. We resumed shipping on April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines, which we strictly adhered to. On an aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020, and through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. Furthermore, the COVID-19 pandemic has had, and could continue to have, a negative impact on economic conditions, which may adversely impact consumer demand for our product offerings, which may have a material adverse effect on our business, financial condition and operating results. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the continued timing of widespread availability of COVID-19 vaccines and boosters, the willingness of individuals to become vaccinated, and the efficacy thereof, virus mutations and variants, the length of time COVID-19 related restrictions continue to stay in place or are reinstituted and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain. In addition to COVID-19, our operations and results may be affected by other future pandemics or diseases which have similar impacts as, and/or result in stay-at-home and similar restrictions on customers as, COVID-19 has had and continues to have.

We continue to monitor our operations and government recommendations and we have made modifications to our normal operations as a result of the COVID-19 pandemic, which although it has not to date negatively affected, may have a negative effect on our operations and results of operations in the future.

We will require additional capital to fund our existing operations and grow, and our inability to obtain such capital, or to adequately manage our existing capital resources, could materially adversely affect our business, financial condition and operating results.*

To support our existing operations or any future expansion of our business, including our ability to continue to execute our growth strategy, we must have sufficient capital to continue to make investments and to fund our operations. Although based on our recent financing activity we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year. If we fail to maintain our revenues, adequately manage our available cash and working capital, or sufficiently manage expenses, we may need additional equity or debt financing to provide the funds required to operate our business and we will also need additional capital to fund future expansion of our business. As discussed above, Mr. Dabah has provided his written intent to provide continued financial support to the Company for at least one year and a day from September 3, 2021, the terms of which funding are expected to be in similar form as to the funding previously provided by Mr. Dabah, provided that Mr. Dabah is under no contractual or other obligation to provide such funding and the ultimate terms of such funding is unknown. Mr. Dabah may, regardless of his written support agreement, determine not to provide us any required funding, or may only make such funding available on unfavorable terms. As such, we may be unable to raise any required funding from Mr. Dabah. Notwithstanding the above, if required financing is not available, on favorable terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer. Our inability to obtain adequate capital resources, whether in the form of equity or debt, to adequately manage our existing capital resources, or to fund our business and strategies would require us to delay, scale back or eliminate some or all of our operations or any future expansion of our business, which could materially adversely affect our business, financial condition and operating results.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing and warehousing.

We currently source all of the merchandise we offer from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise in the future. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to members, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect our operating results.

In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in our distribution center or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession. We may incur additional expenses and our reputation could be harmed if members and potential members believe that our merchandise is not of high quality or may be damaged.

Increased competition presents an ongoing threat to the success of our business.

We expect competition for our services to increase in the future. We compete with other clothing subscription delivery companies, online clothing stores and traditional brick and mortar clothing stores. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;

●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;

●	the quality and price of products offered by us and our competitors;

●	our reputation and brand strength relative to our competitors;

●	customer satisfaction;

●	consumer tastes and preferences, which change from time to time;

●	the size and composition of our customer base;

●	the convenience of the experience that we provide;

●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business, including the enhanced regulations relating to COVID-19;

●	our ability to cost-effectively source and distribute the products we offer and to manage our operations;

●	the styling of our products; and

●	the coordination of items we ship in each box.

Some of our current competitors have, and potential competitors may have, longer operating histories, larger or more efficient fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources and customer bases than us. Further, some of our other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than companies that, like us, operate at a larger scale. These factors may allow our competitors to derive greater sales and profits from their existing customer base, acquire members and customers at lower costs, respond more quickly than we can to changes in consumer demand and tastes, or otherwise compete with us effectively, which may adversely affect our business, financial condition and operating results. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than we do.

Furthermore, companies with greater resources or more well-known brand names may attempt to compete with us, and as a result, we may lose current or potential members and customers and may be unable to generate sufficient revenues to support our operations, any one of which could have a material adverse effect on our ability to grow and our results of operations.

If we fail to successfully improve our customer experience, including by continuing to develop new product offerings and enhancing our existing product offerings, our ability to retain existing members and customers and attract new members and customers, may be materially adversely affected.

Our members and customers have a wide variety of options for purchasing clothes, and consumer tastes and preferences may change from time to time, including as a result of the COVID-19 pandemic and the resulting restrictions that continue throughout much of the United States and which have limited, and continue to limit to varying degrees, some of these clothing purchasing options for consumers. Our ability to retain existing members and customers, attract new members and customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our members’ interactions with our brand and products. If new or enhanced product offerings are unsuccessful, we may be unable to attract or retain members and customers and our operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product offering quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.

Our business depends on our brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We believe that we have developed a strong and trusted brand, and we believe our future success depends on our ability to maintain and grow the value of the “kidpik” brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our members and customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly, or our inability to hire sufficient customer support representatives could result in lower-quality customer support and/or increased customer response times, compromising our ability to handle customer complaints effectively.

Changes in consumer tastes and preferences or in consumer spending and other economic or financial market conditions could materially adversely affect our business and our inability to develop and introduce new merchandise offerings in a timely and cost-effective manner may damage our business, financial condition and operating results.

The largest portion of our revenue today comes from the sale of girls’ apparel. In Summer 2020 we expanded our merchandise offering to boys and in Spring of 2021 introduced Toddler for boys and girls in sizes 2T and 3T. We continue to explore additional offerings to serve our existing members and to attract new members. However, any new offerings may not have the same success, or gain traction as quickly, as our current offerings. Our operating results may be materially adversely affected by changes in consumer tastes and preferences. Our future success depends in part on our ability to anticipate the tastes, shopping habits, trends and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences. Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control. Our competitors may react more efficiently and effectively to these changes than we can. If we fail to anticipate, identify or react to changes and trends, or to introduce new and improved product offerings on a timely basis, we may experience reduced demand for our product offerings, which could materially adversely affect our business, financial condition and operating results.

In addition, the business of selling clothing products over the internet, and more specifically, selling such products as part of a subscription model, is dynamic and continues to evolve. Our market segment has grown significantly, and this growth may not continue or may decline, including specifically with respect to the subscription model portion of the industry. If members and customers cease to find value in this model or otherwise lose interest in our product offerings or our business model generally, we may not acquire new members and customers in numbers sufficient to sustain growth in our business or retain existing members and customers at rates consistent with our business model, our business, financial condition and operating results could be materially adversely affected.

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of the continued COVID-19 pandemic and its impact on economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, economic conditions, whether as a result of the continuing COVID-19 pandemic or otherwise, could have a significant impact on our suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Our vendors and their manufacturing and assembly activities are located outside the United States, and as a result our operations and performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect our business, financial condition and operating results.

Changes in clothing and footwear costs and availability could materially adversely affect our business.

The future success of our business depends in part on our ability to anticipate and react to changes in clothing and footwear costs and availability. We are susceptible to increases in clothing costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, shipping delays, global demand, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands suitable for growing textiles, the availability of synthetic fabrics, product recalls and government regulations. For example, any prolonged negative impact of the COVID-19 pandemic on the availability of natural or man-made fabrics and other clothing or footwear materials could materially and adversely affect our business, financial condition and operating results. We generally do not have long-term supply contracts or guaranteed purchase commitments with our suppliers. Additionally, inflation can have both a short-term and a long-term impact on us because of increasing costs of materials, shipping and labor, which may impact our ability to maintain satisfactory margins. We have recently experienced increases in our product manufacturing costs and other expenses due to inflation. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending by our customers. Increases in manufacturing and other product and shipping costs due to inflation, like those currently being experienced, will require us to raise prices or cut other expenses to maintain current margins, and any required increase in the pricing of our products may be met with decreased demand, which could materially adversely affect our margins, revenues and results of operations.

The termination of, or material changes to, our relationships with key vendors could materially adversely affect our business, financial condition and operating results, which could be exacerbated due to our reliance on a small number of vendors for a significant portion of our inventory.*

We contract to manufacture with vendors for the products we sell. For the 13 weeks ended October 2, 2021, three vendors accounted for approximately 53% of inventory purchases. For the 13 weeks ended September 26, 2020, three vendors accounted for approximately 65% of inventory purchases. For the 39 weeks ended October 2, 2021, three vendors accounted for approximately 54% of inventory purchases. For the 39 weeks ended September 26, 2020, four vendors accounted for approximately 65% of inventory purchases. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions or delays in customer shipments. Such affects could be further exacerbated due to our reliance on a small number of vendors for the majority of our inventory purchases. If any of the above were to occur, we could experience delays in shipments, cancellations and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

We may be unable to scale our operations fast enough to bring down our cost of sales and generate revenues sufficient to support our operations.

We believe that in general, the faster we are able to scale up our operations, the lower our cost of sales, as a percentage of revenue, will be, as we believe that certain economics of scale exist with our operations. If we are unable to grow our business fast enough to take advantage of these economies of scale, our operations may suffer, and we may not be profitable.

Our acquisition, sales and shipping operations require us to manage and communicate with vendors, partners and third parties all over the world.

Our operations require us to keep in contact with, and communicate with, vendors, partners and third parties all over the world. Our failure to effectively communicate which such parties, either due to issues with connectivity, communication issues, or changes in time zones, among others, could have a material adverse effect on our ability to complete our business plan, expand our operations, manage our sales and growth, and meet customer needs. As a result, such failure could have a material adverse effect on our operations, revenues and future growth.

Disruptions in our warehouse operations could adversely affect sales and customer satisfaction.*

We currently receive, package and ship merchandise at our warehouse located in Southern California. We depend on the orderly operation of our warehouse, and will in the future depend on additional warehouses, to distribute our products. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems may result in delays in the delivery of products to our warehouse(s), delays in shipping products to members and customers, or delays in such members and customers receiving products on a timely basis, which could adversely affect sales and the satisfaction of our members and customers. Separately, if we are unable to adequately staff our warehouse(s) or if the cost of such staffing is higher than historical or projected costs, our margins may be negatively affected. In addition, warehousing comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

We have recently experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which has impacted our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials.

Natural disasters or other catastrophic events could negatively affect our business, financial condition, and results of operations.

Natural disasters, such as hurricanes, typhoons or earthquakes, could negatively affect our operations and financial performance. Such events could result in physical damage to our warehouse or future warehouses, the temporary closure of our warehouse or future warehouses, the temporary lack of an adequate work force at a warehouse, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouse or future warehouses, and the temporary reduction in the availability of products in our warehouse or future warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers or ship products to members and customers. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with product returns and the costs of such returns which could reduce our net revenues and results of operations.

Our members and customers are able to return products which we ship to them for free. If we do not do a good job anticipating the upcoming trends or ship items to members that do not fit their style and receive a higher return rate than expected, we could lose money on shipping costs and could have to find ways to unload excess inventory at prices below those anticipated. Although we maintain a reserve for returns, we could be forced to accept substantial product returns beyond such reserve in the future, which would be costly, not just due to the excess inventory that would create, but because we have to pay the costs of shipping and returns. Product returns that exceed our reserves could harm our business and financial results. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of members and customers, and currently rely on FedEx SmartPost shipping in connection with U.S. Postal Service for substantially all of our shipping needs. Our utilization of these delivery services (and more specifically, FedEx via the U.S. Post Office) for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather. In addition, our clothing, shoes and accessories are currently manufactured under our own brand name in only two countries, China and Turkey. Accordingly, any delays in production and added costs in China or Turkey could have a more significant impact on our results of operations. Any interruption in service provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, as we use expedited means of transportation such as air freight. If we change the shipping company we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation provider which, in turn, would increase our costs.

Our gross margins could be adversely affected if we are unable to manage our inventory effectively.

The nature of the apparel and footwear industry requires us to carry a significant amount of inventory. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to sub-optimal selection and timing of merchandise purchases. If sales do not meet expectations (for example, because of the continuing and unknown aggregate duration and impact of the COVID-19 pandemic on inventory supply and consumer demand), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins.

Our ability to source our merchandise could be negatively impacted if new trade restrictions are imposed or existing trade restrictions become more burdensome.

The United States and China and Turkey, where our products are manufactured, may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. These restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected.

The U.S. government has imposed increased tariffs on certain imports from China. Additional tariffs may be imposed on other imports from China in the future, including on items that we import. While it is too early to predict how the recently enacted and proposed tariffs on items imported from China will impact our business, such tariffs could require us to increase prices, which could reduce the competitiveness of our products or, if we do not increase prices, result in lower gross margin on products sold. In either case, increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors. Our inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect us and our brand image.

Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into desired product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes, to accurately forecast demand for certain product offerings, could lead to, among other things, excess or insufficient amounts of inventory, markdowns, write-offs, and lower product margins, any of which could materially adversely affect our business. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to identify and respond to changing fashion trends could have a material negative impact on us. We often place orders for products ahead of when the product will be sold. Therefore, we are vulnerable to changes in consumer preference and demand, and pricing shifts, between the time we design and order our products and when the merchandise will be sold. There can be no assurance that we will be able to adequately and timely respond to the preferences of our members and customers. The failure of any of our product offerings to appeal to our members and customers could have a material adverse effect on our business, results of operations, and financial condition.

Our business is sensitive to overall levels of consumer spending, particularly in the children’s apparel market.

Both retail and wholesale consumer demand for children apparel and accessories, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of factors, including birth rate fluctuations and general economic conditions. In addition, discretionary consumer spending is affected by a number of factors, such as the weather, the overall economy and employment levels, stock market returns, uncertainty in the political climate, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, foreign currency exchange rates, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall end consumer spending may have a material adverse effect on our sales and results of operations. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. These and other social, political and economic factors could adversely affect demand for our products, which would negatively impact our business, results of operations and financial condition.

We may be unable to maintain a high level of engagement with our members and customers and increase their spending with us, which could harm our business, financial condition, or operating results.

Most of our revenue comes from repeat purchases by active members and subscribers. If existing members and customers no longer find our service and products appealing or appropriately priced, they may make fewer purchases and may stop using our service. Even if our existing members and customers continue to find our service and products appealing, they may decide to reduce the frequency of shipments and purchase fewer products over time as their demand for new apparel declines. A decrease in the number of members and customers, a decrease in customer spending on the products we offer, or our inability to attract high-quality members and customers could negatively affect our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing members and customers over time and, if we are unable to do so, our business may suffer.

Our ability to grow our operations and revenues depends on our ability to attract new members and customers.

Our ability to grow our operations and revenues depends on our ability to cost-effectively attract new members and customers. To do that, we must appeal to and acquire members and customers who have historically used other means to purchase children’s apparel, shoes, and accessories, such as traditional brick-and-mortar apparel retailers or the websites of our competitors. We also face competition for members and customers from other retailers who offer or plan to offer similar services as ours. We reach new members and customers through paid marketing, referral programs, organic word of mouth, email, and other methods of discovery, such as mentions in the press or internet search engine results. Although we expect to increase marketing spend over time, our marketing activity and spend may vary from period to period and we may adjust our marketing strategy or spend within a period if we are not achieving the intended results or if we believe the return-on-investment is not favorable, which may result in faster or slower rates of active client growth in any given period. Moreover, new members and customers may not purchase from us as frequently or spend as much with us as existing members and customers, and the revenue generated from new members and customers may not be as high as the revenue generated from our existing members and customers.

We have historically been significantly reliant on related party relationships and loans.*

Prior to our IPO, our operating expenses were significantly supplemented by related party loans from Ezra Dabah, our Chief Executive Officer and Chairman and his family, all of which have since been converted into equity or repaid. We also sublease our corporate office and our California fulfillment center from Nina Footwear Corp., which is 86.36% owned by Ezra Dabah and his family including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary, and which entity Mr. Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of (“Nina Footwear”). Nina Footwear also provides us administrative and executive support services under a Management Services Agreement in consideration for 0.75% of our monthly net sales. For the years ended January 2, 2021 and December 28, 2019, the total fees payable to Nina Footwear pursuant to the Management Services Agreement were $115,725 and $124,218, respectively, and are included in general and administrative expenses. Management fees amounted to $113,308 and $77,159 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively, and are included in general and administrative expenses. For the year ended December 29, 2018, the total fees payable to Nina Footwear were $118,000, representing 1% of the Company’s total net sales. In the event the sublease agreements were terminated, we may not be able to find comparable office and fulfillment center arrangements and/or the costs of such arrangements may be significantly higher than those charged by Nina Footwear. Furthermore, we may be unable to support our operations if Ezra Dabah and his family members stop loaning us money. As of October 2, 2021 and January 2, 2021, there was $1,219,038 and $599,811 due to Nina Footwear, respectively. Additionally, in the event the Management Services Agreement were terminated, our costs may increase, and we may be unable to cost effectively obtain the services currently provided by Nina Footwear. While we believe that all related party agreements are on terms similar to, or more favorable to, the Company than we would obtain from third parties, such significant related party relationships may be perceived negatively by potential stockholders or investors. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward.

We have one former minority stockholder of the Company, who may be deemed to hold anti-dilution, drag-along and tag-along rights, which have no termination date.*

Pursuant to certain prior Investment Agreements and Conversion Agreements entered into with the majority of our current stockholders prior to our IPO, such stockholders were granted preemptive, anti-dilution, drag-along and tag-along rights. On May 12, 2021, the Company and each then stockholder of the Company, except for one minority stockholder, entered into a Covenant Termination and Release Agreement, whereby each executing stockholder, in consideration for $10, agreed to terminate any and all preemptive rights, anti-dilutive rights, tag-along, drag-along or other special stockholder rights which they held as a result of the terms of any prior Investment Agreements or Conversion Agreements, and release the Company from any and all liability or obligations in connection with any such rights. However, one non-related stockholder of the Company who then held 147,620 shares of common stock (2.7% of the Company’s current outstanding common stock), pursuant to a January 14, 2019 Conversion Agreement, did not execute such Covenant Termination and Release Agreement. Although the shares originally held by such stockholder were subsequently transferred, the language regarding the termination of anti-dilution, drag-along and tag-along rights is not. As such, although the Company believes that all rights were terminated upon the transfer of the shares originally held by such minority stockholder, it is possible that such minority stockholder continues to hold contractual drag-along rights (providing for rights to be dragged along in any transaction relating to the sale of a majority of the Company’s outstanding shares or assets, or the sale of 50% or more of the outstanding common stock of the Company, or any merger or consolidation of the Company, on the same terms, and subject to the same conditions, as other sellers) and tag-along rights (to tag-along with any transaction proposed by Ezra Dabah, our Chief Executive Officer and Chairman, or his affiliates with a third party, on the same terms and in the same proportion, as Ezra Dabah and his affiliates), as well as stockholder adjustment rights, whereby if the Company ever issues shares of capital stock (or any securities convertible into or exchangeable or exercisable for capital stock, or any options, warrants or other rights to purchase, subscribe for or otherwise acquire capital stock), at a price per share less than $3.3870749 per share, the Company is required to issue such stockholder a number of additional shares of common stock equal to the difference between (i) 147,620 shares of common stock and (ii) $500,000, divided by the dilutive price. Such anti-dilutive rights, drag-along and tag-along rights, to the extent they continue to apply, will have no expiration date. As discussed above, it is the Company’s belief that such rights expired automatically upon the transfer of the shares of stock originally held by such stockholder, however, in the event such anti-dilutive rights are deemed to apply and triggered, it could cause significant dilution to existing stockholders. Furthermore, such anti-dilution, tag-along and drag-along rights, or the risk that such rights continue to apply, may make the Company less desirable for an acquisition, which may otherwise be beneficial to stockholders, may complicate future offerings and/or may result in the value of the Company’s securities having trading prices less than a similarly situated company which did not have outstanding anti-dilution, tag-along and drag-along rights, or risks that such rights apply.

We have identified material weaknesses in our information technology general controls and procedures. If not remediated, our failure to establish and maintain effective information technology general controls and procedures could result in material misstatements in our financial statements which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective information technology (“IT”) general controls and procedures is necessary for us to produce reliable financial information. Although a formal evaluation of our internal controls and procedures is not yet required pursuant to SEC rules or requirements, during the preparation of our financial statements for the fiscal years ended January 2, 2021 and December 28, 2019, we and our independent registered public accounting firm identified various significant deficiencies that when combined rise to a material weakness in our IT general controls, which related to insufficient documentation related to risk assessment, privileged access and application. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Without formal documentation, written policies and documented controls, the Company could be vulnerable to unauthorized changes, errors, and disclosure of financial information; and could jeopardize the integrity of critical business and financial information.

Maintaining effective IT general controls and procedures are necessary for us to produce reliable financial information and the Company is committed to remediating its material weakness in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal controls and procedures could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our IT general controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our future periodic reports filed with the SEC.

The ability of certain key employees to devote adequate time to us are critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

We must retain the services of our key employees and strategically recruit and hire new talented employees to obtain customer transactions that generate most of our revenues. Mr. Ezra Dabah also serves as the Chief Executive Officer and director of our Company since April 2015 (and Chairman since October 2021). Ezra Dabah also serves as the Chief Executive Officer and member of the Board of Directors of Nina Footwear, a wholesaler of women’s and kids’ shoes and accessories (a position he has held since 2012). Mr. Moshe Dabah is currently Chief Operating Officer and Chief Technology Officer of the Company and has served as Vice President of the Company since July 2019. Since January 2021, Moshe Dabah has served as the Secretary of Nina Footwear. Nina Footwear is 86.36% owned by Ezra Dabah and his family. Ezra Dabah spends approximately 80% of his time on Company matters and approximately 20% of his time as Chief Executive Officer and director of Nina Footwear and Moshe Dabah spends approximately 90% of his time on Company matters and approximately 10% of his time as the Secretary of Nina Footwear. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us. These key employees may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.*

In connection with our outstanding debt agreements, we agree to meet certain financial covenants (described in greater detail under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Liquidity and Capital Resources”—”Line of Credit”), and to not provide any person any security interest in our assets other than our senior creditor. Such agreements also include customary events of default, including as to our Loan and Security Agreement, if Ezra Dabah, our Chief Executive Officer and Chairman, and his family cease being the direct or indirect beneficial owner of more than 50% of our voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of our voting stock or if Mr. Dabah or Adir Katzav, our Executive Vice President and Chief Financial Officer, cease to be employed by the Company. If technical defaults or other events of default occur under our cash advance agreements or our Loan and Security Agreement, or other outstanding debt obligations in the future, and such defaults are not waived, we would face penalties and damages, and our lenders will be able to accelerate the amounts due under such agreements, which could force us to liquidate assets and/or seek bankruptcy protection. Additionally, a breach of any of the covenants of the cash advance agreements or our Loan and Security Agreement or any future agreements, if uncured or unwaived, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.

Our obligations under our asset-based Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets.*

Our obligations under our Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets. As such, if we default under that agreement or our obligations to our creditor, our creditor may enforce its security interests over our assets which secure the repayment of our obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless. We intend to pay off all our obligations to Crossroads and the holder of our cash advance agreements and certain other payables (some of which have already been repaid) with money received from our IPO, and to use the remainder of such funds for marketing expenses and for working capital.

Risks Relating to Data and Information Systems

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, order processing algorithm, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, members, customers and suppliers depend on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our members, customers and others or face costly litigation, and our reputation with our members and customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

Our business has in the past been, and may in the future be, subject to data security risks, including security breaches.

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our members and customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. We were subject to a ransomware attack in July 2020. The attack was exacted on equipment located at our executive offices located at 200 Park Avenue South, New York, New York 10003. The attackers gained access to the network via virtual private network (VPN) and proceeded to encrypt local desktop computers and servers connected to that domain. There was no exposure of our customer database or primary system servers which host our website in the attack, as they are not located at our corporate offices. By the following day, the threat had been mitigated and office systems were decrypted a few days later. Large internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. We and our third-party vendors are at risk of suffering from similar attacks and breaches (similar to the July 2020 breach described above). Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual (similar to the attack described above) or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing members and customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not cover, or may not be adequate to reimburse us for, losses caused by any such security breach.

We rely on email and other messaging services to connect with our existing and potential members and customers. Our members and customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our members’ and customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

Our websites have in the past encountered, and may in the future encounter, technical problems and service interruptions.

Our websites have in the past encountered, and may in the future experience, slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain internet service connections to our site have in the past and may in the future frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

Our business is exposed to risks associated with credit card and other online payment chargebacks and fraud.

A majority of our revenue is processed through credit cards and other online payments (including PayPal). If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from members and customers, which would have a material adverse effect on our business, financial condition and operating results.

We could also incur significant fines or lose our ability to give members and customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of customer information. Although we believe we are in compliance with payment card industry data security standards and do not believe there has been a compromise of customer information, it is possible that at times we have not, or may not be, in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or our ability to accept credit and debit cards as payment could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.

In addition, we could be liable if there is a breach of the payment information. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, this technology may not prevent breaches of the systems we use to protect cardholder information. In addition, some of our partners also collect or possess information about our members and customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our members’ and customers’ information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.

The Company’s business requires it to use, transmit and store confidential information including, among other things, personally identifiable information (“PII”) with respect to the Company’s members, customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information could occur and could materially adversely affect the Company’s reputation, financial condition and operating results. The Company’s business also requires it to share confidential information with third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.

For example, the Company may experience a security breach impacting the Company’s information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair the Company’s ability to attract and retain members and customers for its products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company.

Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

Risks Related to Government Regulation

Our business is subject to a wide variety of U.S. and foreign government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt our operations or increase our compliance costs. Failure to comply with such laws and regulations could have a further adverse impact on our business.

We are subject to a wide variety of laws and regulations relating to the markets in which we operate or to various aspects of our business. Laws and regulations at the foreign, federal, state and local levels frequently change, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety, financial crimes and sanctions or environmental issues, among others, could require us to change the way we do business and could have a material adverse impact on our sales, profitability, cash flows and financial condition. Moreover, our production, marketing, advertising and other business practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties that could require us to alter or end those practices or adopt new practices that are not as effective or are more expensive.

In addition, our operations are subject to federal, state, provincial and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations. New or different laws or regulations could increase direct compliance costs for us or may cause our vendors to raise the prices they charge us because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which we are currently subject, particularly where the layers are in conflict, could require alteration of our processes which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe that we are in complete compliance, a regulatory agency may determine that we are not. Our operations could also be impacted by a number of pending legislative and regulatory proposals in the United States and other countries to address global climate change. These actions could increase costs associated with our operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our business, financial condition, and results of operations. Additionally, our operations and those of our suppliers are subject to foreign exchange, tariff, environmental, tax and regulatory compliance risks, among others, which could have a material adverse effect on our business, financial condition, and results of operations.

As a distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. We are also subject to the Consumer Product Safety Improvement Act, which requires that children’s products: (a) comply with all applicable children’s product safety rules; (b) be tested for compliance by a CPSC-accepted accredited laboratory, unless subject to an exception; (c) have a written Children’s Product Certificate that provides evidence of the product’s compliance; and (d) have permanent tracking information affixed to the product and its packaging where practicable. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of products that we are unable to sell.

Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell. All of which could have a negative effect on revenues or gross profit.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings, or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by members, customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations.

We collect, store, process, and use personal information and other customer data, and we rely on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Our members’ and customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we and these third parties manage, the security features of our information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. If we or our independent service providers or business partners experience a breach of systems that collect, store or process our members’ and customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to claims, losses, administrative fines, litigation or regulatory and governmental investigations and proceedings. Any such claim, investigation, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of members, customers and suppliers and may result in the imposition of monetary penalties and administrative fines. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020, the California Consumer Privacy Rights Act, which goes effective on January 1, 2023, the Colorado Privacy Act, which goes effective on July 1, 2013 and the Virginia Consumer Data Protection Act, which goes effective January 1, 2023. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Outside of the United States, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from members and customers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we will increase our risk of non-compliance with applicable foreign data protection laws and regulations if we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business and financial condition, and subject us to additional liabilities.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Further regulation and interpretation of existing regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ internet usage, as well as the effectiveness of our marketing and our business generally. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, it may increase the cost of operating a business that collects or uses such information and undertakes online marketing, it may also increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire members and customers or otherwise harm our business, financial condition, and operating results.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our business, results of operations, and financial condition.

We are subject to taxes in every jurisdiction in which we operate. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one-time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, results of operations, and financial condition.

Our failure to collect state or local sales, use or other similar taxes could result in substantial tax liabilities, including for past sales, as well as penalties and interest, and our business could be materially adversely affected.

On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. As a result, all states require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales as well as penalties and interest, which could materially adversely affect our business, financial condition and operating results.

We incur significant costs to ensure compliance with U.S. and NASDAQ reporting and corporate governance requirements.*

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and NASDAQ. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs compared to prior periods before our IPO and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

Risks Related to Management and Directors

Ezra Dabah, our Chief Executive Officer and member of our Board of Directors, exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.*

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 67.7% of the voting power of our capital stock. As a result, Mr. Dabah can influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

Mr. Dabah acquired his shares of common stock for substantially less than the current trading prices of our shares of common stock, and may have interests, with respect to his common stock, that are different from other holders of our common stock and the concentration of voting power held by Mr. Dabah may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Because Mr. Dabah can control the stockholder vote, investors may find it difficult or impossible to replace Mr. Dabah (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Dabah may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Ezra Dabah, our Chief Executive Officer and member of our Board of Directors beneficially owns greater than 50% of our outstanding shares of common stock, which means we are deemed a “controlled company” under the rules of Nasdaq.*

Pursuant to the terms of a voting agreement, Mr. Dabah individually, currently controls approximately 67.7% of the voting power of our capital stock. As a result, Mr. Dabah, our Chief Executive Officer and member of our Board of Directors and members of his family, own more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors;

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, and we have, and currently intend to continue, to take advantage of all of these exemptions. Accordingly, should the interests of Mr. Dabah and his family differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. Additionally, as a “controlled company”, and because we have, and continue to intend to, take advantage of all of the exemptions under the rules of NASDAQ relating to “controlled companies”, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Separately, we are permitted to phase-in our compliance with the independent audit committee requirements set forth in NASDAQ rules, as follows: (1) one independent member of the audit committee at the time of listing, (2) a majority of independent members of the audit committee within 90 days of listing, and (3) all independent members of the audit committee (i.e., at least three members) within one year of listing. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies who have more ‘independent’ members of its audit committee and, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

We rely on our management and if they were to leave our company or not devote sufficient time to our company, our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including Ezra Dabah, our Chief Executive Officer and current sole member of the Board of Directors, Moshe Dabah, our Chief Operating and Technology Officer, and Adir Katzav, our Executive Vice President and Chief Financial Officer, each of whom plays an active role in our operations. Moving forward, should the services of any of such persons, or other management of the Company, be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace our executive officers or other management with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan. We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers. Furthermore, certain of our executives do not work for the Company on a full-time basis. If such executive officers do not devote sufficient time towards our business, we may not be able to effectuate our business plan which would have an adverse effect on our financial conditions and results of operations.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Mr. Dabah, our Chief Executive Officer and Chairman, nor any of our other executive officers. As such, there are no contractual relationships guaranteeing that Mr. Dabah or other management will stay with the Company and continue its operations. In the event Mr. Dabah or other members of management were to resign or be unable to continue to serve in their positions with the Company, due to their death, incapacity or disability, the Company may be unable to find another officer to replace such members of management which may adversely affect the Company’s financial condition and results of operations.

Risks Relating to our Intellectual Property

We may be unable to protect our proprietary information and intellectual property, and as a result, our business could be adversely affected.

We rely to a significant degree on trade secret laws to protect our proprietary information. Our principal trademark assets include the registered trademarks “kidpik” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “kidpik.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Additionally, breaches of the security of data center systems and infrastructure or other internet technology (IT) resources could result in the exposure of proprietary information. Additionally, trade secrets may be independently developed by competitors. The steps we have taken to protect our trade secrets and proprietary information may not prevent unauthorized use or reverse engineering of trade secrets or proprietary information. Additionally, to the extent that we have not registered the copyrights in any of our copyrightable works, we will need to register the copyrights before we can file an infringement suit in the United States (or another jurisdiction), and our remedies in any such infringement suit may be limited.

Effective protection of our intellectual property rights may require additional filings and applications in the future. However, pending and future applications may not be approved, and any existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation.

Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary rights and trade secrets adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position.

To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may unintentionally provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our own intellectual property. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies on the internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

Risks Associated with Our Governing Documents and Delaware Law

Our Second Amended and Restated Certificate of Incorporation provides for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Second Amended and Restated Certificate of Incorporation provides for us to indemnify and hold harmless, to the fullest extent permitted by applicable law, each person who is or was made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he or she is or was a director or officer of the Company or, while a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, other enterprise or nonprofit entity, including service with respect to an employee benefit plan. These indemnification obligations may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our Second Amended and Restated Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Second Amended and Restated Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Our directors have the right to authorize the issuance of shares of preferred stock.

Our directors, within the limitations and restrictions contained in our Second Amended and Restated Certificate of Incorporation, subject to NASDAQ rules and requirements, and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Such rights and preferences may be superior to our common stock, provide for voting rights, board appointment rights, priority rights to dividends or in liquidation, and/or may negatively affect the rights of common stockholders or the value of our common shares. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;

●	the removal of directors only for cause;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our Second Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our Second Amended and Restated Certificate of Incorporation contain exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our Second Amended and Restated Certificate of Incorporation provides that unless the corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Second Amended and Restated Certificate of Incorporation or Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine.

The choice of forum provision in our Second Amended and Restated Certificate of Incorporation does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.

Notwithstanding the above, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Second Amended and Restated Certificate of Incorporation provides that unless the Company consents, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, there is uncertainty as to whether a court would enforce such a provision. While the Delaware courts have determined that choice of forum provisions of the type included in our Second Amended and Restated Certificate of Incorporation are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in our exclusive forum provision. In such instance, to the extent applicable, we would expect to vigorously assert the validity and enforceability of our exclusive forum provision. This may require additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of the Company’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or the Company’s directors or officers, which may discourage such lawsuits against the Company and the Company’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Common Stock

Our common stock prices may be volatile and could decline substantially.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;

●	changes in market valuations of similar companies;

●	adverse market reaction to the level of our indebtedness;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the press or investment community;

●	general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets;

●	our operating performance and the performance of other similar companies;

●	changes in accounting principles; and

●	passage of legislation or other regulatory developments that adversely affect us or the e-commerce industry.

There is no guarantee that our common stock will continue to trade on the NASDAQ Capital Market.*

As a condition to consummating our IPO, our common stock was required to be listed on NASDAQ and our common stock is currently listed on NASDAQ under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently plan to take advantage of, as discussed in greater detail above under “Ezra Dabah, our Chief Executive Officer and Chairman and his family, own greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors (to the extent required), and we may not be able to maintain a stock price over $1.00 per share. Our failure to meet the continued listing standards of NASDAQ may result in our securities being delisted from NASDAQ.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from NASDAQ in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

We have broad discretion in how we use the proceeds of our IPO and may not use these proceeds effectively, which could affect our results of operations and cause our common stock to decline.*

We have considerable discretion in the application of the net proceeds of our IPO. We have used, and intend to continue to use, the net proceeds from the IPO to repay debt, for marketing expenses and for working capital, and potentially for future acquisitions. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds of the IPO. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the IPO in a manner that does not produce income or that loses value.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described herein, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If analysts do not elect to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board of Directors is authorized to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large stockholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In addition, in connection with our IPO, each of our officers and directors and each stockholder which held more than 5% of our outstanding shares of common stock have entered into a lock-up agreement that restricts the direct or indirect sale of shares of our common stock beneficially held by such person for 180 days after the closing date of the IPO without the prior written consent of the representative of the underwriters. In addition, such persons have agreed not to directly or indirectly sell, offer to sell, grant any option or otherwise transfer or dispose of shares of our common stock for 180 days after the closing date of the IPO. The representative of the underwriters may, at any time, release, or authorize us to release, as the case may be, all or a portion of our common stock subject to the foregoing lock-up provisions. If the restrictions under the lock-up provisions of the lock-up agreements entered into in connection with the IPO are waived, shares of our common stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our common stock.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board of Directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

Risks Relating to The JOBS Act

The Jumpstart Our Business Startups (JOBS) Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the end of our 2026 fiscal year (five years from our first public offering), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. Which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period, more difficult or impossible as possible different or revised standards may be used.

The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

The Company currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

General Risk Factors

Higher labor costs due to statutory and regulatory changes could materially adversely affect our business, financial condition and operating results.

Various federal and state labor laws, including new laws and regulations enacted in response to COVID-19, govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

●	cost-effectively acquire new members and customers and engage with existing members and customers;

●	overcome the impacts of the COVID-19 pandemic;

●	increase our market share;

●	increase consumer awareness of our brand and maintain our reputation;

●	anticipate and respond to macroeconomic changes;

●	successfully expand our offering and geographic reach;

●	anticipate and respond to changing style trends and consumer preferences;

●	manage our inventory effectively;

●	compete effectively;

●	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

●	effectively manage our growth;

●	continue to enhance our personalization capabilities;

●	hire, integrate, and retain talented people at all levels of our organization;

●	maintain the quality of our technology infrastructure;

●	develop new features to enhance the client experience; and

●	retain our existing product vendors and attract new vendors.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial, and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space; and

●	maintain close coordination among our operations, legal, finance, sales and marketing, and client service and support personnel.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver services in a timely fashion or attract and retain new members and customers.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and members and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing members and customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities.

In general, we have complete discretion over the use of our working capital and any new investment capital we may obtain in the future. Because of the number and variety of factors that could determine our use of funds, our ultimate expenditure of funds (and their uses) may vary substantially from our current intended operating plan for such funds. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a stockholder’s investment.

The sale of shares by our directors and officers may adversely affect the market price for our shares.

Sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, but subject to NASDAQ rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.*

From time to time we are subject to actual and threatened claims and we may in the future be subject to litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by us and by third parties, and other matters. Any of these types of proceedings, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

We currently have significant indebtedness and may incur additional indebtedness in the future which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our costs.*

As of October 2, 2021, we had approximately $8.1 million of indebtedness. Additionally, we may incur significant amounts of indebtedness in the future. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows is required to be used to service our indebtedness;

●	a high level of debt increases our vulnerability to general adverse economic and industry conditions;

●	covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds and provide additional security interests, dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

* * * * *

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

On August 13, 2021, the Company borrowed $100,000, from the u/a/d 02/02/1997, Trust FBO Chana Dabah. On August 13, 2021, the Company borrowed $100,000 from u/a/d 02/02/1997, Trust FBO Yaacov Dabah. The trustees of the trusts are Renee Dabah (the wife of Ezra Dabah, our Chief Executive Officer and Chairman) and Raine Silverstein, the mother-in-law of Ezra Dabah. The beneficiary of the trusts are children of Ezra and Renee Dabah. The loans were evidenced by unsecured convertible promissory notes. Each of the convertible notes were payable on January 15, 2022, do not accrue interest, and are automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2 million and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

The sale of the securities described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On November 10, 2021, prior to the pricing of our IPO, we granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; and (b) 264,000 restricted stock units (“RSUs”), including 127,000 RSUs to Adir Katzav, our Chief Financial Officer; 127,000 RSUs to Moshe Dabah, Chief Operating Officer and Chief Technology Officer of the Company; and 10,000 RSUs to David Oddi, our director. Such options and RSUs units vest (i) 1/3 after six months from the date of the closing of the offering of the shares described herein; (ii) 1/3 eighteen months from the date of the closing of the offering; and (iii) 1/3 thirty months from the date of the closing of the offering. The options each have a term of five years.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. To the extent such options and RSUs were “sold or offered” (and not available to be issued under a no-sale theory), the offers, sales, and grants of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On November 15, 2021, we completed our IPO, in which we sold 2,117,647 shares of common stock at a price to the public of $8.50 per share. In connection with the IPO, the Company also granted the representative of the underwriters a 45-day option to purchase up to an additional 317,647 shares of its common stock. We received aggregate net proceeds of approximately $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

We intend to use the net proceeds from this offering to repay debt, increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to a related party in the amount of $1.3 million (which do not have a stated maturity date and which do no accrue interest); (iv) amounts owed in connection with vendors payable of approximately $1.2 million; and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.6 million, which are due on January 15, 2022, and which do not accrue interest.

All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260101) filed by the Company with the SEC under the Securities Act on October 6, 2021, as amended and the Company’s registration statement on Form S-1MEF (File No. 333-260986) filed by the Company with the SEC under the Securities Act on November 10, 2021, each of which became effective on November 10, 2021. The representative of the underwriters of our IPO was EF Hutton, division of Benchmark Investments, LLC. Following the sale of all the shares upon the closing of the IPO, the offer terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business, and payments for the repayment of debt, as discussed above (which repayments to affiliates totaled approximately $0.4 million).

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 15, 2021, pursuant to Rule 424(b).

The expected use of net proceeds from the IPO represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the IPO or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the IPO, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for the purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

Issuer Purchasers of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Kidpik Corp. filed with the Secretary of State of Delaware on May 10, 2021, as currently in effect	S-1	333-260101	10/06/2021	3.1
3.2	Bylaws, as currently in effect	S-1	333-260101	10/06/2021	3.2
10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan (November 2021 Officer and Director Awards)	8-K	001-41032	11/16/2021	10.2
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan					X
10.3#	Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	S-1	333-260101	10/6/2021	10.35
10.4#	Form of Director and Officer Indemnification Agreement	8-K	001-41032	11/16/2021	10.1
10.5	Loan and Security Agreement dated September 5, 2017, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.1
10.6	First Amendment to Loan and Security Agreement dated July 31, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.2
10.7	Second Amendment to Loan and Security Agreement dated September 13, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.3
10.8	Third Amendment to Loan and Security Agreement dated November 17, 2020, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.4
10.9	Fourth Amendment to Loan and Security Agreement April 27, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.5
10.10	Fifth Amendment to Loan and Security Agreement dated July 6, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.36

10.11	Sixth Amendment to Loan and Security Agreement dated August 11, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1/A	333-260101	10/29/2021	10.54
10.12	Revenue Share Agreement – Inventory dated July 9, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.43
10.13	Revenue Share Agreement – Inventory dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.49
10.14	Revenue Share Agreement dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.49
10.15	Revenue Share Agreement dated October 22, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.61
10.16	Revenue Share Agreement – Inventory dated October 27, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.62
10.17	$100,000 Convertible Promissory Note August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	S-1/A	333-260101	10/29/2021	10.44
10.18	$100,000 Convertible Promissory Note dated August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	S-1/A	333-260101	10/29/2021	10.51
10.19	First Amendment to Convertible Promissory Notes, dated August 25, 2021, by and between Kidpik Corp. and each of the note holders party thereto	S-1/A	333-260101	10/29/2021	10.53
10.20	$100,000 Promissory Note effective September 18, 2021, by and between Kidpik Corp. and Sofia Dabah	S-1/A	333-260101	10/29/2021	10.56
10.21	$500,000 Promissory Note effective September 23, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.57
10.22	$500,000 Promissory Note effective October 8, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.58
10.23	$500,000 Promissory Note effective October 12, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.59
10.24	$200,000 Promissory Note effective October 22, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.60
10.25	Financial Support Letter dated September 2, 2021, from Ezra Dabah	S-1/A	333-260101	10/29/2021	10.54
10.26	Voting Agreement, dated and effective September 1, 2021 by and among Ezra Dabah, and each of Eva Yagoda, Joia Kazam, Moshe Dabah, Chana Rapaport, Yaacov Dabah, Gila Goodman, the Josh A. Kazam Irrevocable Grantor Trust, GMM Capital LLC, Isaac and Ivette Dabah, Sterling Macro Fund, the u/a/d 02/02/1997, Trust FBO Eva Dabah; the u/a/d 02/02/1997, Trust FBO Joia Kazam; the u/a/d 02/02/1997, Trust FBO Moshe Dabah; the u/a/d 02/02/1997, Trust FBO Chana Dabah; and the u/a/d 02/02/1997, Trust FBO Yaacov Dabah	S-1/A	333-260101	10/29/2021	10.55

10.27	Revenue Share Agreement dated November 2, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	X
10.28	$500,000 Promissory Note effective October 26, 2021, by and between Kidpik Corp. and Ezra Dabah	X
10.29	$200,000 Promissory Note effective November 16, 2021, by and between Kidpik Corp. and Ezra Dabah	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kidpik Corp.

Date: December 22, 2021	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Kidpik Corp.

Date: December 22, 2021	By:	/s/ Adir Katzav
Adir Katzav
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

