Form 10-K
period 2022-01-01
KIDPIK CORP.
filed 2022-04-01
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code: (212) 399-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIK	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 3, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s common stock began trading on the Nasdaq Capital Market on November 11, 2021.

Number of shares of registrant’s common stock outstanding as of April 1, 2022: 7,617,834.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding;

●	the continuing effect of COVID-19 on our operations, sales, and market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	rising inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our business, including our costs and supply chain, which is subject to risks associated with inflation;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

PART I

Item 1. BUSINESS

Overview

We began operations in 2016 as a subscription-based e-commerce company. We make shopping easy, convenient, and accessible for parents by delivering, in a box, fashionable and personalized outfits for kids. kidpik provides kids clothing subscription boxes for boys and girls of varying sizes from toddler to youth that include mix-&-match coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing each seasonal collection in-house from concept to box.

Our mission statement is “To change the way parents shop for their kids by delivering outfits that make their kids confident and happy.”

We take a partially integrated approach allowing us to design, merchandise and procure each seasonal collections with outfit coordination in mind from the beginning of the process and to deliver what we believe is a beneficial customer experience in terms of style, quality, value, curation, and outfit coordination.

We save parents time by delivering personalized, mix-&-match outfits curated by our team of seasoned stylists, that are ready to wear right out-of-the-box. Members shop from the comfort of their home and have a week to decide what to keep, return or exchange.

Our growth has come mainly though social media marketing where we continuously explore new ads, new audiences, new channels, and by expanding into new product lines such as adding boys clothing and toddler sizes. We attribute our growth and positive member engagement to having solved the following two pain points for parents and kids:

Difficulty of selecting fashionable outfits that match: Parents do not always have the expertise to put together stylized, fashionable looks.

Avoiding challenging in-store shopping experiences: Shopping for children’s clothing in stores and online can be challenging for parents. It can be time consuming, difficult, and require going to multiple stores and online ecommerce sites, which may result in additional challenges, including, but not limited to, parents being required to bring their children with them to go shopping.

Business Development

kidpik began operations in 2016, focused on personalized girls’ fashions sizes 4-14, curated in a box. Our aim was to make it easy for parents and save time by doing the shopping and styling for them, delivering personalized coordinated outfits (which we call ‘piks’), allowing them to try-on the clothing, shoes, and accessories in the comfort of their home, and within the context of their kids’ closets. We built our subscription ‘box’ which currently contains seven or eight items — five or six pieces of clothing, a pair of shoes, and an accessory — to create mix-&-match personalized outfits. Our subscription boxes are available on kidpik.com.

After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothes, added larger sizes up to 16 for apparel and 6 youth for shoes, added toddler sizes down to 2T and 3T for apparel and 7 and 8 toddler shoes, launched shop.kidpik.com, where we sell our seasonal collection individually including pre-styled outfit, pre-styled boxes and gift cards, and expanded to sell on Amazon.com as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We have also added new features and products to our core subscription service including add-on items, kidpik koins (our loyalty program), refer a friend, and on-demand boxes.

Initial Public Offering

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

Products

We offer all apparel categories including tops, bottoms, cardigans, jackets, dresses, and swimwear, in knit and woven fabrications. Shoes are available from size 7 toddler to size 6 youth, including sneakers, boots, sandals, and dress shoes. Accessories include sunglasses, jewelry, bags, socks, hats, and hair goods, among other items.

We create coordinating and matching outfits from head-to-toe, providing parents a convenient, time saving, and stress-free shopping experience, while offering kids the excitement of unboxing and the opportunity to discover their own unique sense of style.

Our personalized service and fashion boxes are primarily marketed towards parents and grandparents for their children and grandchildren. Our in-house team designs, merchandises, and procures all of our apparel, shoes, and accessories to our specifications.

As of the date of this Report, we provide e-commerce services only throughout the contiguous United States and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

Our Strengths

We believe that we have five core strengths that helped kidpik thrive in the still emerging subscription-based e-commerce industry and which give us a competitive advantage:

●	kidpik CEO, Ezra Dabah, and his senior team led The Children’s Place retail stores for 17 years from 1990 to 2007

○	Ezra Dabah, as CEO of the Children’s Place retail stores, and key members of his current senior team at kidpik, led The Children’s Place growth from approximately 150 to 1,200 stores and revenue growth from approximately $150 million to over $2 billion. The executive team collectively have 150+ years of childrenswear experience across design, merchandising, procurement, retail, brand building, e-commerce, creative and marketing.

●	Robust member and merchandising dataset

○	We believe that the combination of our robust member and merchandising data sets helps us to improve revenue and profit utilizing predictive proprietary information. This data set provides insights that allows us to refine and improve the personalized shopping experience.

●	Highly adaptable proprietary technological infrastructure and algorithm

○	We believe that the combination of our robust member dataset and refined proprietary technology offers us a highly competitive advantage in a marketplace with considerable barriers to entry due to the complexity and length of time in building internal internet technology (IT) systems that can adequately support and scale our subscription growth.

●	Deep expertise in the childrenswear industry leads to a superior subscription business model

○	We believe we have a competitive advantage over our subscription-based e-commerce clothing competitors based on our teams’ extensive knowledge and experience of the childrenswear market, and of implementing, optimizing, and executing, strong internal processes with our in-house design, merchandising, and procurement teams.

●	Design and integration model

○	Our integration process allows us to control all style specifications, including stitching detail, findings, hardware, color, sizing and fit, across all our apparel, shoe, and accessory categories. This ensures fit and color consistency, complete outfit coordination, quality value equation and takes over the challenging aspects of the shopping experience from our members.

How kidpik Works

We are a “subscription” service with no monthly subscription or styling fees.

New members take a 3-minute style quiz which provides us information about silhouettes, colors, prints, fits, favorite looks, and other style preferences their kids like to wear. Members then select a box delivery frequency that works best for them – every 4, 6, or 12 weeks, and enter their shipping and payment information. In conjunction with our propriety algorithm, our stylists select three coordinating outfits personalized to each child’s style preferences. We send this information to our warehouse, where we pick and pack the order, ensuring that each box is packed consistently and in a manner that is intended to make opening the box an exciting event. The surprise box of personalized fashion is shipped and delivered to the member door. Members pay no styling, shipping, return or exchange fees, for their ‘boxes’ and only pay for what they keep.

What’s in a Box

Most kidpik fashion subscription box contains seven or eight items — five or six pieces of apparel, a pair of shoes and an accessory — which creates mix-&-match outfits. Members are informed they have one week to decide what to keep or return and complete the process by checking out online. If a member would like to return or exchange any item, it’s easy and free. They simply put the items into the provided pre-paid bag and drop it in a USPS mailbox.

Membership

We define active subscriptions as an individual child in a member’s account who is due to receive future boxes. One member can have multiple subscriptions.

Business Strategy

We seek to capitalize on the advantages of being a digital first subscription-ecommerce fashion brand. We plan to achieve this goal by executing our business strategy:

1.	Creating a strong value equation for consumers of quality and price, our partial integration allows us to capitalize on what we believe is a significant price sensitive childrenswear market. Focusing on controlling the product and process from concept to box, which allows us to price competitively while having our products under our own kidpik label reinforces the value of our brand to consumers and gives us the opportunity to market our brand through other third-party platforms and retail outlets.
2.	Delivering personalized and styled outfits directly to a member’s door provides a seamless and easy experience for our members allowing us to connect with parents and kids emotionally, driving a stronger brand connection.
3.	Investing in our data science and technology platforms to continuously drive a positive and frictionless member experience to increase lifetime value.

We believe effectively executing our business strategy will allow us to successfully pursue our goals to become one of the top players in the children’s clothing subscription industry. We believe focusing on personalization of outfits at a value will set us apart from other children’s clothing subscription players and drive growth. By delivering a consistent and seamless member experience it allows us to build trust and continue to expand our product lines into our members households. Below is a discussion of how we plan to capitalize upon our business strategy.

Member Growth & Marketing Channels

Our first member was acquired on January 20, 2016, and we shipped our first curated girl’s fashion box on March 18, 2016. We believe we drove many of our member acquisitions through Facebook and Instagram Ads, Google Ads, email, affiliates, public relations, influencer marketing and search engine optimization (SEO), along with referrals from current members, word of mouth, and through family, friends, and communities. Beginning in 2021, we expanded our advertising to include YouTube, Snapchat, TikTok, Pinterest, and digital co-branded collaborations.

In the age of digital ads and e-commerce, we believe that social proof (a psychological and social phenomenon wherein people copy the actions of others in an attempt to undertake behavior in a given situation) is an important factor for buying or signing up for a product and displaying user generated content (UGC) in our marketing ads has had a role in the increase of member acquisition. We believe that our commitment to growing new channels, together with public relations, influencer marketing, and brand ambassador programs will help drive our continued growth.

To continue to grow channels, we aggressively test different ad creatives, audiences’ images, and landing pages to find what the most successful experience is for a given audience. This continuous testing provides us an opportunity to stay on top of the trends and adapt our strategy as the situation changes.

Add-on Items

In 2021 we launched add-on items, which allows members to add items to their next box. We remind members of this option before their box is styled, by sending an email featuring items available to be added. We have found that this increases the average transaction size and our average profit per box.

Member Referral Program

We incentivize active members to refer their family and friends to kidpik by extending a discount to their friends on their first box and awarding them a dollars-off credit when their friends make a purchase.

During certain promotional periods, kidpik will reward active members immediately after the friend subscribes to kidpik rather than waiting to reward them until the referred member makes a purchase, and offer additional incentives and rewards.

Member Loyalty Program

We offer the opportunity for members to earn ‘kidpik koins,’ which are part of our loyalty program. Koins are rewarded to members based on certain actions such as keeping the whole box, referring friends, and can be redeemed for free items in our online kidpik koin marketplace. Redeemed items are shipped for free in the member’s next box. We launched this program in October 2020, and it has already been used by thousands of our members.

Brand Ambassador Program

In November 2020, we introduced our influencer ambassador program, whereby we have pre-selected ambassadors and have provided free seasonal boxes to said ambassadors in exchange for recurring seasonal social media posts about kidpik boxes and our products. Each influencer is assigned a unique promo code and affiliate link and earns a monetary commission when their followers subscribe to kidpik. In February of 2022, we scaled the program to recruit additional ambassadors, growing the network size, and including the ability for ambassadors to earn commission on individual items and pre-styled boxes available with no subscription required on shop.kidpik.com.

In addition to our influencer ambassador program, in February of 2022, we soft launched a consumer-facing brand ambassador program, supported by a third-party platform. Through this program, we can inspire everyday consumers to act as influencers and to create content promoting kidpik to be shared with their friends and followers. Each consumer brand ambassador is assigned a unique promo code and referral link and earns either monetary commission or store credit when their friends and followers subscribe to kidpik or make a purchase from shop.kidpik.com.

Blog

In addition to our subscription and e-commerce websites, we run and manage a brand blog, www.kidpik.com/blog, where we have built a lifestyle around the kidpik brand through articles, activities, and posts, which helps to establish a brand voice and attract new members. Consumers and members can discover more about the kidpik brand story, learn fashion and lifestyle tips, and are treated to virtual events and craft projects designed for our target audience that offer fun for the entire family. Our blog allows us to host long form content and share information about new launches, digital co-branded collaborations, and brand events. The blog also hosts a library of articles that is updated to enhance our brand and serve as a host to SEO keyword searches designed to strategically increase our SEO rankings.

Large Social Media Community

We have garnered a substantial number of social media followers across various platforms, particularly Facebook and Instagram. As of March 31, 2022, we had over 512,000 likes on Facebook and 124,000 followers on Instagram (a like and follow may be done by the same person). A consistent stream of user generated content, also known as UGC, is published to Facebook and Instagram by our members, which is then republished to our social media accounts, ads, emails, and more which we have found helps build social proof and trust for people to subscribe with kidpik. This UGC content accounts for some of our best performing brand assets in terms of conversion, engagement and also generates awareness through our members’ respective channels when they share about their experience with kidpik. We believe our thoughtful unboxing experience inspires members to capture the moment and share it with us and their friends.

Design & Integration Model

We believe we have a competitive advantage over our subscription-based e-commerce clothing competitors based on our teams’ extensive knowledge and experience of the childrenswear and footwear industries, and of implementing, optimizing, and executing in-house strong internal processes with our design, merchandising, and procurement teams.

All of our apparel and shoes are developed by our in-house design team in New York City. Seasonally, our design team develops a sample line, mostly created in our own sample room in China, allowing for style and trend flexibility, ensuring quality, consistency of fit, and outfit coordination. Our design, and merchandising teams continuously collaborate to ensure that the customer preferences, market trends, and product offerings are being met and we are maintaining our core fashion values. Our merchandising team also analyzes trends and feedback, as well as historical data to identify essential styles, replenishment, and quantities to support the business needs. Our design, merchandising, and styling teams work to build a collection where each style can be merchandised together to create beautiful mix-&-match outfits. Our production team works directly with suppliers and factories to produce our finalized styles, ensuring each style is made to all of our detailed specifications including quality, color, sizing, and fit. We rely on a limited number of suppliers and factories where we contract to manufacture our products and while we have long-standing relations with them, we do not have long-term contracts with these parties. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. For the year ended January 2, 2021, four vendors accounted for approximately 60% of inventory purchases. Our production team also coordinates and provides specific instruction on all packing and shipping requirements to ensure efficiencies. Our products are shipped from our manufactures directly to our distribution center in California, which handles all our warehousing, fulfillment, packing, outbound shipping, returns, and exchanges.

This process ensures consistency of style, quality, fit, and color along with complete outfit coordination beginning with style development to final box coordination. The process also allows us to cater to each of our members’ unique style, color, print, sparkle, fit, and other preferences as well as lifestyle categories including girly, active, classic, urban, and trendy across boys, girls, and toddlers since we design and merchandise these preferences.

Our internal design process allows us to control all style specifications, including color, sizing and fit, across all our apparel, shoe, and accessory categories. This ensures consistency, complete outfit coordination, and takes over the challenging aspects of the shopping experience from our members, as everything mixes and matches, from head-to-toe. Inconsistency of sizing and color differentiation is something we have found can be very frustrating when shopping for kids’ clothes from different brands.

We contract to manufacture with vendors for the products we sell. As of January 1, 2022, we procured merchandise from more than 31 vendors. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions, or delays in customer shipments. If this were to occur, we could experience delays in shipments, cancellations, and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

Pricing Strategy

The childrenswear apparel and footwear market is one of necessity, and therefore it is very price sensitive as kids regularly out-grow their clothes. Through our integration model, we control the entire process from design to merchandising, procurement and fulfillment, to offer a balanced value equation of price, quality, and fashion. This allows us to negotiate the costs directly with the suppliers, avoiding having to pay middlemen markups, enabling us to pass that savings along to our members in this very price sensitive childrenswear marketplace.

Technology Processes

We scale and do our best to stay ahead of the competition by putting technical innovation and execution at the heart of our business. Over the past six years, we have invested heavily in our proprietary technology and algorithm capabilities and built a robust infrastructure that we believe positioned accordingly to meet the thriving clothing subscription industry. Our model collects consumer data through an interactive quiz that allows us to deliver a unique and personalized experience in every box. As members keep and return items, our algorithm refines its understanding of individual preferences which improves personalization.

Our members provide us with dozens of initial data points that include sizes, style preferences, dislikes, and fits, that we use to personalize and style their boxes. This personalized data is refined over time by member feedback. This data is paired with our in-house algorithmic software to match members with the best combinations of outfits. The algorithm combines initial data from various sources including the style quiz, feedback given or received via product actions (i.e. returns), member box reviews, product and box-level data, target climate and seasonal information, price-related feedback, along with other proprietary information. It uses this data to generate outfit combinations designed to maximize keep rate results along several spectra including: member satisfaction, profit maximization and overall inventory optimization.

Most of our internal systems and development tools are fully custom-built and designed specifically for our unique business model. These systems allow us extensive flexibility and the ability to quickly and decisively respond to ever-changing business and technological needs. Building proprietary tools are necessary as the technical complexity of the clothing subscription business currently cannot be managed by off-the-shelf solutions. We believe that our years of proprietary technology development have only served to widen the gap between us and any potential competitors who may seek to enter the space.

Warehouse systems include features such as optimal pick path mapping and just-in-time replenishment of inventory from backstock, allowing pickers to operate with maximum efficiency and ensuring necessary inventory is always available in active picking locations. The system also manages a year-round cycle counting process, maintaining consistent inventory integrity which eliminates the need for an annual physical inventory.

Consumer facing applications include our website and mobile site, both built and managed internally. Members can interact with our service, update their style preferences, change payment methods, update delivery frequency, pause or skip a box, select add-ons, checkout for orders and seamlessly exchange items for different sizing. Multiple member retention and experience features have been built into the application as well, including refer-a-friend, loyalty (kidpik koins), add-on marketplace, and our influencer/ambassador gateways.

We have developed a powerful in-house application that affords our stylists and merchandising teams’ complete visibility and control over our product line. This allows styling to occur virtually and efficiently. An intuitive, easy-to-use interface allows for millions of potential outfit combinations to be created and properly tagged with dozens of data markers for usage by our proprietary algorithm. The application is fully integrated with our customer relationship management (CRM) database and inventory system and provides up-to-date visibility to inventory levels and consumer feedback.

Subscription and Children’s Apparel Industry Trends

According to 2022 estimates by Statista, in its Children’s Apparel Report 2021, revenue in the children’s apparel segment will total approximately $263 billion in 2022, of which approximately $52 billion is forecasted to be generated in the United States and is projected to grow at a compounded annual growth rate (CAGR) of 2.93% through 2026.

Pursuant to a March 2021 study by The Subscribed Institute, subscription businesses have consistently outperformed sales revenue growth of non-subscription businesses. Zuora, Inc., a leading subscription management platform provider, in its March 2021, bi-annual Subscription Economy Index™ (SEI), noted that subscription businesses have grown by 437%, nearly 6x faster than the S&P 500 over the last 9 years, driven by an increase in consumer demand for the use of subscription services. The childrenswear apparel market is one of necessity, and consequently is very price sensitive as children regularly out-grow their clothes and shoes. Through our integration model, we control the majority of the process from design to merchandising, procurement and fulfillment. This allows us to negotiate the costs directly with the suppliers, avoiding having to pay middlemen markups. We believe that this integration process allows us to offer lower prices and obtain higher margins resulting in a strong value equation of price, quality and fashion.

We are devoted to improving personalization and experience aspects for our members and plan to continue to develop new technologies and implement new marketing strategies to stay at the forefront of subscription personalization.

Competition

The childrenswear market is highly competitive and price sensitive. We compete directly with other subscription clothing services. We also compete with department stores, mass merchants, discount stores, specialty chains and other retail stores, including their online platforms, brick-and-mortar locations, and other e-commerce companies selling children’s apparel.

Competitive Advantage

We believe we have a competitive advantage over online and brick-and-mortar sellers who do not offer curated, personalized fashion, fully coordinated outfits delivered free, and do not offer the convenience that our subscription service provides.

We further believe that the combination of our robust client dataset and refined proprietary technology offers us a competitive advantage in a market place with considerable barriers to entry, due to the complexity of building IT systems that can adequately support this type of clothing subscription process and the algorithm involved in yielding member personalization and satisfaction.

Sourcing

Our clothing, shoes and accessories are manufactured under our own kidpik brand name and are produced according to our own specifications. We have long-standing relationships with our manufacturers; however, we have no long-term contractual agreements. We currently produce our goods in two countries, China and Turkey. In 2020 and 2021, we experienced delivery delays due to COVID-19 and stay-at-home orders. Our supply chain has been impacted by the COVID-19 pandemic. Initially, the impact was largely isolated to production and shipping delays in China. As COVID-19 spread worldwide and other factors emerged, including shipping constraints, port congestion and labor shortages, the impact to our supply chain became more broad-based. Our top seven factories account for over 73% of our production and, combined, have been with us for over four years on average, despite the fact that we have only been in operations for only a little over six years. We look at various points of criteria before choosing factories - cost, product quality, social and safety conditions, reliability, minimum order quantity, technical skills, and lead times (order to delivery). We test each style with a third party to ensure that it is compliant with the Consumer Product Safety Improvement Act (CPSIA) requirements. As the goods arrive at our warehouse, we inspect each style, color, and size to make sure that all products meet our standards and specifications, prior to shipping to customers.

We have a team of product buyers with over 50 years of combined years of experience. We have the knowledge and expertise in building each style’s cost from the bottom up and negotiating towards confirming each style at a fair price.

Organizational History

We were formed as “ER18 LLC”, a Delaware limited liability company on April 16, 2015, in connection with the filing of a Certificate of Formation with the Secretary of State of Delaware. On August 24, 2015, we filed a Certificate of Amendment to our Certificate of Formation with the Secretary of State of Delaware, changing our name to Kidpik LLC. On August 18, 2016, pursuant to the filing of a Certificate of Conversion from a Limited Liability Company to a Corporation pursuant to Section 265 of the Delaware General Corporation Law, we converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Immediately prior to the Conversion, Ezra Dabah (our current Chief Executive Officer and Chairman), his wife and their children owned 100% of the limited liability company interests. Immediately subsequent to the Conversion, Mr. and Mrs. Dabah and their children owned 671,000 shares of common stock.

On January 14, 2019, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, which had been approved by the stockholders, which among other things, affected a 10-for-1 forward stock split of our outstanding common stock and increased our authorized common stock from 1,500 shares of common stock no par value per share, to 10,000 shares of common stock, no par value per share.

On May 9, 2021, the stockholders approved the filing of a Second Amended and Restated Certificate of Incorporation, which was subsequently filed with the Secretary of State of Delaware on May 10, 2021, which, among other things, effected a 671-for-1 forward split of our outstanding common stock, increased our authorized common stock to 75 million shares of common stock, $0.001 par value per share, and authorized 25 million shares of “blank check” preferred stock, with a par value of $0.001 per share.

Each of the forward stock splits discussed above have been retroactively reflected throughout this Report.

Government Regulation

We are subject to numerous U.S. federal and state and foreign laws and regulations that affect companies conducting business on the internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection and personal information, the privacy of consumer information and other laws regarding unfair and deceptive trade practices.

U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Our sales of apparel, shoes and accessories, are also subject to regulation, including in the United States by the Federal Trade Commission and the Consumer Products Safety Commission (CPSC), as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the proper labeling, advertising, marketing, manufacture, safety, shipment and disposal of our products. Because we import our products from abroad, we are also subject to import regulations and regulations relating to trade. For example, the California Transparency in Supply Chains Act, which became effective on January 1, 2012, requires us to provide certain information about our efforts to eradicate human trafficking from our supply chain.

Because we sell children’s products, we are also subject to the Consumer Product Safety Improvement Act, which requires that children’s products: (a) comply with all applicable children’s product safety rules; (b) be tested for compliance by a CPSC-accepted accredited laboratory, unless subject to an exception; (c) have a written Children’s Product Certificate that provides evidence of the product’s compliance; and (d) have permanent tracking information affixed to the product and its packaging where practicable.

To the best of our knowledge, all of our suppliers and manufacturer adhere to labor and workplace standards and operate in compliance with all applicable laws, including laws prohibiting child labor, forced labor and unsafe working conditions.

We, as are many other companies, are also subject to environmental laws, rules and regulations which could affect our operations.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.

For more information about laws and regulations applicable to our business, see “Risks Related to Government Regulation.”

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain name and our technology infrastructure will give us a competitive advantage in the marketplace. We plan to rely on a combination of patent (where applicable), trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property and other proprietary rights.

Trademarks and Copyrights

We maintain various U.S. federal and foreign (China, Canada, Mexico, the European Union and the United Kingdom) trademarks for our trademarks and also rely on federal or statutory common law copyright and trade secret protections in relation to our brand name.

Employees

As of the date of the filing of this Report, we had 31 full-time employees, located in New York and California. Marketing has six employees, merchandising has five employees, design has five employees, production has four employees, customer service has four employees, IT has three employees, finance has two employees, and the warehouse has two employees. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We are focused on the safety, retention and development of our existing employees and the recruitment of new employees. We promote a holistic approach to building our team and have created a culture that is inclusive, diverse and high performing. We seek out and hire team members who bring specialized, functional expertise while able to collaborate effectively across functions. We believe our compensation programs are competitive relative to others in our industry and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. The U.S. has recently seen decreases in total new COVID-19 infections; however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominate in the future, and/or whether jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

During the majority of March and April 2020, we closed our California warehouse and were not able to ship products due to stay-at-home orders which were issued in the State of California. We resumed shipping April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines. On aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020 through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on several factors including the scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. Some of our employees continue to work remotely as a result of the COVID-19 pandemic. Currently we believe that we will have sufficient cash through funds raised in the offering to support our operations for the near term; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic.

Although COVID-19 has had a major impact on businesses around the world, to date, we have only experienced negative impacts regarding our warehouse shutdown from March and April 2020, and disruption in delayed arrival of our merchandise due to the pandemic. Since then, our warehouse returned to working at a full capacity; however, the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks, the efficacy of vaccines, and the willingness of individuals to take such vaccines, all of which are uncertain and cannot be predicted.

Emerging Growth Company under the JOBS Act

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

● we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

● we are exempt from the requirement to obtain an attestation and report from our auditors on whether we maintained effective internal control over financial reporting under the Sarbanes-Oxley Act;

● we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

● we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until January 2, 2027 (the last day of the fiscal year following the fifth anniversary of our initial public offering) if we continue to be an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our shares held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have elected to provide two years of audited financial statements. Additionally, we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Controlled Company

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 67.7% of the voting power of our capital stock (based on shares of common stock outstanding as of April 1, 2022), and we are therefore a “controlled company” as defined under Nasdaq Marketplace Rules. We currently intend to rely on the controlled company exemptions provided under Nasdaq Marketplace Rules, which permit us to rely on certain exemptions from corporate governance rules, including: (a) an exemption from the rule that a majority of our board of directors must be independent directors; (b) an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and (c) an exemption from the rule that our director nominees must be selected or recommended solely by independent directors. Separately, we plan to rely on a “phase-in” schedule allowed pursuant to applicable Nasdaq rules which allows us to have (1) one independent audit committee member at the time of our listing on Nasdaq (which independent member is already serving on the committee), (2) a majority of independent audit committee members within 90 days of listing and (3) all independent audit committee members within one year of listing.

Available Information

The Company makes available free of charge through its internet website, https://investor.kidpik.com/sec-filings, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this Report. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

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

●

If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with the covenants of our loan and lending agreements and future loan covenants, and the fact that our lending facilities are secured by substantially all of our assets;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates;

●	Our reliance and retention of our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

Risk Factors

Our business involves significant risks. You should carefully consider the following risk factors, in addition to the other information contained in this Report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this Report occurs, our business, operating results and financial condition could be seriously harmed. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Report. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business and Industry

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended January 1, 2022 and January 2, 2021, we incurred net losses of $5,947,547 and $4,188,360, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new and retain existing members and attract new customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment center, including personnel costs, obtaining and storing inventory, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment center, are fixed. We also incur significant expenses associated with the production of merchandise and the shipping of such merchandise to our warehouse and to members and customers. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing subscription members and traditional point-of-purchase e-commerce customers or cost effectively acquire new members and customers or if we fail to achieve profitability, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing members (i.e., those persons who have signed up for our subscription services) and customers (i.e., those persons who have not signed up for subscription services, but who purchase our merchandise directly from our website or through other e-commerce sites where we offer items for sale (for example, through Amazon.com), to cost effectively acquire new members and customers, and to keep members and customers engaged so that they continue to purchase products from us. If we are unable to retain our existing members and customers, cost effectively acquire new members and customers, or keep members and customers engaged, our business, financial condition and operating results would be materially adversely affected. While our revenues for the year ended January 1, 2022, increased by 28.9% to $21,834,518, compared to $16,936,387 for the year ended January 1, 2022, an increase of $4,898,131 from the prior year, we cannot assure you that our number of members, or the revenues generated thereby, will further increase in the future. While we have experienced an increase in demand which we believe is due, in part, to the impact the COVID-19 pandemic has had on consumer behaviors such increased demand may not continue as restrictions on consumer behavior continue to are lifted, as COVID-19 vaccines and boosters continue to be widely available in the United States, or if consumer spending habits are negatively impacted by worsening economic conditions, including increases in inflation or declines in market activity. In addition, if, as a result of the COVID-19 pandemic, we face significant disruptions in our supply chain, are unable to continue to operate our fulfillment center (whether as a result of production holds to implement some of our enhanced sanitation measures as we have done at times or otherwise), similar to in March and April 2020, when we were forced to shut down our warehouse due to safety protocols, or are unable to timely deliver orders to our members and customers, we may not be able to retain our members and customers or attract new members and customers.

We have historically spent significant amounts on advertising and other marketing activities. The majority of our advertisements to date have been on Facebook Ads and Google Ads. For the years ended January 1, 2022 and January 2, 2021, our marketing expenses were approximately $3.1 million and $2.6 million, representing approximately 14.4% and 15.6% of each year’s net revenue, respectively, and are included in general and administrative expenses. We may, however, choose to increase or decrease such spending in the future, which could have a material adverse effect on our results of operations.

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

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We had accumulated deficits of $33,919,184 and $27,971,637 as of January 1, 2022 and January 2, 2021, respectively. We had a net loss of $5,947,547 and $4,188,360 for the years ended January 1, 2022 and January 2, 2021, respectively. Based on our recent financing activity we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year. Consequently, our financial statements have been prepared under the assumption that we will continue as a going concern. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to expand or complete acquisitions and anticipate needing to support our operations, we could be forced to delay, reduce or eliminate some or all of our growth initiatives, and our financial condition and results of operations will be materially and adversely affected. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. We may raise such additional funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, or may force us to seek bankruptcy protection.

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

A significant portion of our marketing is dependent upon advertisements placed on Facebook, Instagram and other social media platforms and changes to such social media platforms terms of use, or changes that limit the ability of advertisers to collect and use data to target and measure advertising, similar to those already adopted, are expected to have a negative impact on our advertising costs and marketing efforts in the future.

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

Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2023, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.

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

If the use of “cookie” tracking technologies is further restricted, regulated or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.

Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. Some of our third parties, collect data via cookies that are used to track the behavior of visitors to our sites, provide a more personal and interactive experience and increase the effectiveness of our marketing. However, internet users can easily disable, delete and block cookies directly through browser settings or through other software, browser extensions or hardware platforms that physically block cookies from being created and stored.

Privacy regulations and policies by device operating systems, such as iOS or Android, restrict how we deploy our cookies and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems. Users can decide to opt out of nearly all cookie data creation, which could negatively impact our operating results. We may have to develop alternative systems to determine our consumers’ behavior, customize their online experience or efficiently market to them if consumers block cookies or regulations introduce additional barriers to collecting cookie data.

We will require additional capital to fund our existing operations and grow, and our inability to obtain such capital, or to adequately manage our existing capital resources, could materially adversely affect our business, financial condition and operating results.

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

Our business, including our costs and supply chain, which is subject to risks associated with sourcing, manufacturing and warehousing.

We currently source all of the merchandise we offer from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise in the future. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to members, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect our operating results. We are also subject to risks associated with inflation and increasing costs of raw materials, manufacturing or vendor costs.

In addition, we cannot guarantee that merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in our distribution center or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession. We may incur additional expenses and our reputation could be harmed if members and potential members believe that our merchandise is not of high-quality or may be damaged.

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

Some of our current competitors have, and potential competitors may have, longer operating histories, larger or more efficient fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources and customer bases than us. Further, some of our other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than we do. These factors may allow our competitors to derive greater sales and profits from their existing customer base, acquire members and customers at lower costs, respond more quickly than we can to changes in consumer demand and tastes, or otherwise compete with us effectively, which may adversely affect our business, financial condition and operating results. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than we do.

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

The termination of, or material changes to, our relationships with key vendors could materially adversely affect our business, financial condition and operating results, which could be exacerbated due to our reliance on a small number of vendors for a significant portion of our inventory.

We contract to manufacture with vendors for the products we sell. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. For the year ended January 2, 2021, four vendors accounted for approximately 60% of inventory purchases. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions or delays in customer shipments. Such affects could be further exacerbated due to our reliance on a small number of vendors for the majority of our inventory purchases. If any of the above were to occur, we could experience delays in shipments, cancellations and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

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

Disruptions in our warehouse operations could adversely affect sales and customer satisfaction.

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

In recent years, the U.S. government has imposed increased tariffs on certain imports from China. Additional tariffs may be imposed on other imports from China in the future, including on items that we import. While it is too early to predict how the recently enacted and proposed tariffs on items imported from China will impact our business, such tariffs could require us to increase prices, which could reduce the competitiveness of our products or, if we do not increase prices, result in lower gross margin on products sold. In either case, increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

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

We have historically been significantly reliant on related party relationships and loans.

Prior to our IPO, our operating expenses were significantly supplemented by related party loans from Ezra Dabah, our Chief Executive Officer and Chairman and his family, all of which have since been converted into equity or repaid. We also sublease our corporate office and our California fulfillment center from Nina Footwear Corp., which is 86.36% owned by Ezra Dabah and his family including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary, and which entity Mr. Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of (“Nina Footwear”). Nina Footwear also provides us administrative and executive support services under a Management Services Agreement in consideration for 0.75% of our monthly net sales. For the years ended January 1, 2022 and January 2, 2021, the total fees payable to Nina Footwear pursuant to the Management Services Agreement were $150,697 and $115,725, respectively, and are included in general and administrative expenses. In the event the sublease agreements were terminated, we may not be able to find comparable office and fulfillment center arrangements and/or the costs of such arrangements may be significantly higher than those charged by Nina Footwear. Furthermore, we may be unable to support our operations if Ezra Dabah and his family members stop loaning us money. As of January 1, 2022 and January 2, 2021, there was $913,708 and $599,811 due to Nina Footwear, respectively. Additionally, in the event the Management Services Agreement were terminated, our costs may increase, and we may be unable to cost effectively obtain the services currently provided by Nina Footwear. While we believe that all related party agreements are on terms similar to, or more favorable to, the Company than we would obtain from third parties, such significant related party relationships may be perceived negatively by potential stockholders or investors. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward.

We have one former minority stockholder of the Company, who may be deemed to hold anti-dilution, drag-along and tag-along rights, which have no termination date.

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

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with our outstanding debt agreements, we agree to meet certain financial covenants. Such agreements also include customary events of default. If technical defaults or other events of default occur under our cash advance agreements, or other outstanding debt obligations in the future, and such defaults are not waived, we would face penalties and damages, and our lenders will be able to accelerate the amounts due under such agreements, which could force us to liquidate assets and/or seek bankruptcy protection. Additionally, a breach of any of the covenants of the cash advance agreements or any future agreements, if uncured or unwaived, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their security interests over substantially all of our assets. This would likely in turn trigger cross-acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to enforce their security interests which could ultimately result in the foreclosure of our assets, which would have a material adverse effect on our operations and the value of our securities.

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

Our reliance on overseas manufacturing, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.

We derive our merchandise from third-party manufacturing in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

We incur significant costs to ensure compliance with U.S. and NASDAQ reporting and corporate governance requirements.

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

Risks Related to Management and Directors

Ezra Dabah, our Chief Executive Officer and member of our Board of Directors, exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

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

Ezra Dabah, our Chief Executive Officer and member of our Board of Directors beneficially owns greater than 50% of our outstanding shares of common stock, which means we are deemed a “controlled company” under the rules of Nasdaq.

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

We rely to a significant degree on trade secret laws to protect our proprietary information. Our principal trademark assets include the registered trademarks “kidpik” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “kidpik.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Additionally, breaches of the security of data center systems and infrastructure or other IT resources could result in the exposure of proprietary information. Additionally, trade secrets may be independently developed by competitors. The steps we have taken to protect our trade secrets and proprietary information may not prevent unauthorized use or reverse engineering of trade secrets or proprietary information. Additionally, to the extent that we have not registered the copyrights in any of our copyrightable works, we will need to register the copyrights before we can file an infringement suit in the United States (or another jurisdiction), and our remedies in any such infringement suit may be limited.

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

Risks Related to Our Common Stock

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Since the date our common stock began trading publicly on the Nasdaq Capital Market in connection with our IPO on November 11, 2022, our common stock has traded between $10.49 and $1.52 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “PIK.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

There is no guarantee that our common stock will continue to trade on the NASDAQ Capital Market.

As a condition to consummating our IPO, our common stock was required to be listed on NASDAQ and our common stock is currently listed on NASDAQ under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently plan to take advantage of, as discussed in greater detail above under “Ezra Dabah, our Chief Executive Officer and Chairman and his family, own greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors (to the extent required), and we may not be able to maintain a stock price over $1.00 per share. NASDAQ’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from NASDAQ.

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

We have broad discretion in how we use the proceeds of our IPO and may not use these proceeds effectively, which could affect our results of operations and cause our common stock to decline.

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

Various federal and state labor laws, including certain laws and regulations enacted in response to COVID-19, govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

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

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

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

We may incur additional indebtedness in the future which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our costs.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We do not own any real property. Our corporate and executive offices are in located at 200 Park Avenue South, 3rd Floor, New York, New York 10003. Our fulfillment center/warehouse is located in Rancho Cucamonga, California.

We sublease our New York corporate offices and our fulfillment center from Nina Footwear, which is 86.4% owned by Ezra Dabah and his immediate family, our Chief Executive Officer and Chairman, and which entity Mr. Dabah serves as Chief Executive Officer and member of the Board of Directors of Nina Footwear.

The fulfillment center sublease provides us the right to approximately 32,570 square feet of space in Rancho Cucamonga, California, has a term from April 1, 2021 to September 30, 2023, and requires us to pay a monthly rental cost of $24,416 per month.

The New York corporate office sublease provides us the right to use a portion of the space leased by Nina Footwear (approximately 7,500 square feet of space), in consideration for $27,500 per month of rental charges. The sublease does not have a stated term; however, we are currently negotiating to enter into a new lease agreement.

For 2021 and 2020, rent amounted to $551,595 and $147,144, respectively, and is included in general and administrative expenses.

We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

Item 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in material legal proceedings in the future.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 15, 2021, the Company completed its initial public offering. In connection with the initial public offering, the Company’s common stock began trading on the Nasdaq Capital Market on and as of November 11, 2021 under the symbol “PIK”. In conjunction with its IPO, the Company sold approximately 2.12 million shares of its common stock at $8.50 per share, raising approximately $16.1 million in net proceeds after fees and expenses.

As of April 1, 2022, 7,617,834 shares of the registrant’s common stock were outstanding.

Holders of Record

As of the close of business on April 1, 2022, there were 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Information with Respect to Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future credit facility, debt instruments or preferred securities.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

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

We have used the net proceeds from the IPO to repay debt, and plan to continue to use such net proceeds to increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do no accrue interest) (of which $0.4 million was paid as of January 1, 2022); (iv) amounts owed in connection with vendor payables of approximately $1.2 million (of which $0.3 million was settled as of January 1, 2022); and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.8 million, (of which $0.6 million was paid as of March 31, 2022), which do not accrue interest.

All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260101) filed by the Company with the SEC under the Securities Act on October 6, 2021, as amended and the Company’s registration statement on Form S-1MEF (File No. 333-260986) filed by the Company with the SEC under the Securities Act on November 10, 2021, each of which became effective on November 10, 2021. The representative of the underwriters of our IPO was EF Hutton, division of Benchmark Investments, LLC. Following the sale of all the shares upon the closing of the IPO, the offer terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business, and payments for the repayment of debt, as discussed above (which repayments to affiliates totaled approximately $1.4 million).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes thereto included at the end of this Annual Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements”. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report.

The following discussion is based upon our financial statements included elsewhere in this Annual Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, impairment of long-term assets, realization of deferred tax asset, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended January 1, 2022 and January 2, 2021 were 52- and 53-week years, respectively. These years are referred to herein as “2021” and “2020”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview.

●	Key Performance Indicators.

●	Factors Affecting Our Future Performance.

●	Components of Results of Operations.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Policies and Estimates.

This information should be read in conjunction with the financial statements and related notes included in the audited financial statements beginning under “Index to Financial Statements”  in this Annual Report.

Overview

We began operations in 2016 as a subscription-based e-commerce company on the proposition of making shopping easy, convenient, and accessible for parents by delivering fashionable and personalized outfits in a box, that their kids will love to wear. kidpik provides kids clothing subscription boxes for boys and girls (sizes 2T-16) that include mix-&-match coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing each seasonal collection internally from concept to box.

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothes, added larger sizes—up to 16 for apparel and 6 youth for shoes—added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, launched shop.kidpik.com, where we sell individual apparel items and shoes, launched gift.kidpik.com where we sell pre-styled outfit gift boxes and gift cards, and expanded to sell our branded products on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We launched our debut toddler collection in the first quarter of 2021, introducing sizes 2T and 3T apparel sizes, and added size 7 and 8 toddler shoes for boys and girls, which we began to ship in April 2021. We also introduced an “add-on” for all members pursuant to which they can add additional pieces of their choosing to their next box order. We plan to increase the number of add-on item selections offered in an effort to increase the box transaction size and gross margin per box.

As of the date of this Annual Report, we provide e-commerce services only throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We have started initiatives to expand our offerings into newborn sizes 12 months and 18 months as well as husky/plus and slim sizes. We currently anticipated launching husky/plus, slim sizes and the two new newborn sizes during Q3 2022. We plan to continue to analyze the marketplace for interest in new products and may further invest in expanding our current lines.

We have added new channels to our paid advertising strategy, including TikTok, Tap Joy and new affiliate partnerships, with the goal of increasing new member growth. In addition, we have focused on other revenue share marketing opportunities, such as scaling our influencer ambassador program and soft launching a consumer-facing brand ambassador program. We are also pursuing new organic growth strategies, such as cross-promotional opportunities with children’s companies with brand synergies.

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

Gross Margin

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returned from customers, inventory write-offs, and other miscellaneous shrinkage.

	For the Years Ended
	January 1, 2022	January 2, 2021

Gross margin	59.5%	58.4%

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principles, or GAAP, financial measure.

We have included Adjusted EBITDA in this report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

● Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

● Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

● Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

● Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

● Adjusted EBITDA does not reflect certain non-routine items that may represent a reduction in cash available to us; and

● Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in 2021 primarily related to the forgiveness of a loan by the U.S. Small Business Association. Although we believe this income to be non-routine in nature, we cannot guarantee that this type of income will not be incurred again in the future.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the Years Ended
	January 1, 2022	January 2, 2021
Net loss	$(5,947,547)	$(4,188,360)
Add (deduct):
Interest expense	711,974	511,427
Other (income)/expense, net	(429,045)	10,000
Provision for income taxes	1,332	1,122
Depreciation and amortization	26,914	72,843
Equity-based compensation	328,515	-

Adjusted EBITDA	$(5,307,857)	$(3,592,968)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, amazon and online website sales.

	For the Years Ended
	(In thousands)
	January 1, 2022	January 2, 2021

Shipped Items	2,157	1,727

We believe the increase in subscription shipments for fiscal 2021 versus 2020, as shown in the table above, was the result of our continued investment in product expansion and consumer marketing.

Average Shipment Keep Rate

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period.

	For the Years Ended
	January 1, 2022	January 2, 2021

Average Shipment Keep Rate	69.0%	66.1%

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section of this Annual Report titled “Risk Factors.”

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, inflation, business conditions, changes in the housing market, the availability of credit, interest rates and fuel and energy costs. In addition, during periods of low unemployment, we generally experience higher labor costs.

Growth in Brand Awareness and Site Visits

We intend to continue investing in our brand marketing efforts. Since 2016 we have made significant investments to strengthen the “kidpik” brand through expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Acquisition of New Subscriptions

Our ability to attract new subscriptions through marketing and the development of our brand is a key factor for our future growth. If we are unable to acquire sufficient new subscriptions in the future, our revenue might decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brand may also change and result in decreased demand for our products and services. Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices and procedures.

Social networks are important as a source of new clients and as a means by which to connect with current clients, and their importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results. Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2023, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.

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

Investments in Growth

We expect to continue to focus on long-term growth through investments in product offerings and the kids and parent experience. We expect to make significant investments in marketing to acquire new subscribers and customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses in the future and cannot be certain that these efforts will grow our customer base or be cost-effective; however, in the long term, we anticipate that these investments will positively impact our results of operations.

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs and general and administrative costs may vary from other companies in our industry and as such, may not be comparable to a competitor’s.

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and other marketplaces. We refer to these revenue classification as “Subscription boxes” and “one-time purchases”. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

Cost of Goods Sold

Cost of goods sold consists of the costs of manufacturing merchandise and the expenses of shipping and importing (duty payments) such merchandise to our warehouse for distribution, and inventory write-offs, offset by the recoverable cost of merchandise estimated to be returned.

Shipping and Handling

Shipping and handling, includes the costs of shipping merchandise to our customers, and back to us, as well as the cost of fulfillment and return processing, and the materials used for packing.

Payroll and Related Costs

Payroll and related costs represent employee salaries, taxes, benefits and fees to our payroll provider.

General and Administrative Expenses

General and administrative expenses consist primarily of marketing, professional fees, Amazon seller fees, bad debt expense and credit card fees, among others.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation expense for leasehold improvements and equipment.

Interest Expense

Interest expense consists primarily of interest expense associated with our lines of credit, outstanding notes payable, and amortization of deferred expense related to our line of credit.

Other Non-Operating Income

Other non-operating income relates to the forgiveness of Paycheck Protection Loan.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. The U.S. has recently seen decreases in total new COVID-19 infections; however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominate in the future, and/or whether jurisdictions in which we operate, will issue new or expanded stay-at-home orders, or how those orders, or others, may affect our operations.

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

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. Some of our employees continue to work remotely as a result of the COVID-19 pandemic. Currently we believe that we have sufficient cash on hand, and will generate sufficient cash through operations, to support our operations for the near term; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic.

Although COVID-19 has had a major impact on businesses around the world, to date, other than in March and April 2020, during which period, as described above, our warehouse was shut down, the pandemic has not had a significant negative impact on our business. Since then, our warehouse returned to working at full capacity; however, the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks, virus mutations, the efficacy of vaccines, and the willingness of individuals to take such vaccines, all of which are uncertain and cannot be predicted.

RESULTS OF OPERATIONS

Year ended January 1, 2022 compared to the year ended January 2, 2021

	FYE 2021	FYE 20	Change ($)	Change (%)
Revenue, net	$21,834,518	$16,936,387	$4,898,131	28.9%
Cost of goods sold	8,836,884	7,046,716	1,790,168	25.4%
Gross profit	$12,997,634	$9,889,671	$3,107,963	31.4%

We launched our toddler collection in the first quarter of 2021, introducing sizes 2T and 3T apparel sizes, and added size 7 and 8 toddler shoes for boys and girls which we began to ship in April 2021. We also introduced an “add-on” for all members pursuant to which they can add additional pieces of their choosing to their next box order. We plan to increase the number of add-on item selections offered in an effort to increase the box transaction size and gross margin per box.

Revenue

Revenue increased by $4.9 million or 28.9% for the year ended January 1, 2022, compared to the year ended January 2, 2021. The revenue breakdown by channel is summarized in the tables below:

	FYE 2021	FYE 2020	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$18,427,057	$14,941,257	$3,485,800	23.3%
Amazon sales	2,622,884	1,546,906	1,075,978	69.6%
Online website sales	784,577	448,224	336,353	75.0%
Total revenue	$21,834,518	$16,936,387	$4,898,131	28.9%

The revenue from subscription boxes for the years ended January 1, 2022 and January 2, 2021, was generated from active subscriptions recurring boxes and new subscriptions first box revenue, is summarized in the tables below:

	FYE 2021	FYE 2020	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$15,565,533	$11,372,228	$4,193,305	36.9%
New subscriptions - first box	2,861,524	3,569,029	(707,505)	(19.8)%
Total Subscription boxes revenue	$18,427,057	$14,941,257	$3,485,800	23.3%

The increase in revenue was primarily driven by the introduction of our boys’ and toddlers’ collections, and an increase in our customer base. The revenue breakdown by product line for the year ended January 1, 2022, compared to the year ended January 2, 2021, are summarized in the tables below:

	FYE 2021	FYE 2020	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$16,663,366	$15,125,033	$1,538,333	10.2%
Boy’s apparel	4,352,523	1,811,354	2,541,169	140.3%
Toddlers’ apparel	818,629	-	818,629	100.0%
Total revenue	$21,834,518	$16,936,387	$4,898,131	28.9%

The number of items shipped to our customers increased by 24.9%, from approximately 1,727,000 for the fiscal year 2020, to approximately 2,157,000 for the fiscal year 2021. The average shipment keep rate increased to 69.0% in the fiscal year 2021, compared to 66.1% in the fiscal year 2020.

Cost of Goods Sold

Cost of goods sold increased by $1.8 million or 25.4% for the year ended January 1, 2022, compared to the year ended January 2, 2021, which increase was a direct result of the increase in our subscription box sales.

Gross Profit and Gross Profit as a Percentage of Net Sales

We had gross profit of $13.0 million for the year ended January 1, 2022, compared to gross profit of $9.9 million for the year ended January 2, 2021, which increase was a result of the increase in revenue.

Our gross profit as a percentage of sales was 59.5% for the year ended January 1, 2022, compared to 58.4% for the year ended January 2, 2021.

Operating Expenses

	FYE 2021	FYE 2020	Change ($)	Change (%)
Expenses
Shipping and handling	$6,087,283	$4,217,763	$1,869,520	44.3%
Payroll and related costs	4,258,604	2,947,704	1,310,900	44.5%
General and administrative	8,289,119	6,317,172	1,970,947	31.2%
Depreciation and amortization	26,914	72,843	(45,929)	(63.1)%
Total expenses	$18,660,920	$13,555,482	$5,105,438	37.7%

The $5.1 million or 37.7% increase in total expenses was mainly due to an increase of $2.0 million or 31.2% in general and administrative expenses, due mainly to an increase in Amazon.com seller fees of $0.49 million, an increase in marketing expenses of $0.51 million and an increase in occupancy expense of $0.40 million, professional fees $0.30 million, as well as increases of $1.9 million in shipping and handling. Bad debt is defined as revenue we are unable to collect from our members for items they kept and must send to a collection agency. We also had a $1.3 million increase in payroll and related costs due to a combination of salary increases, new hires, increased cost associated with benefits and non-cash compensation in amount of $0.3 million,

Payroll and related costs as a percentage of revenue increased by approximately 2.0% for the 2021 fiscal year (20.3%) compared to the 2020 fiscal year (18.3%). Shipping and handling expenses as a percentage of revenue increased by 3.0% for the 2021 fiscal year (27.9%) compared to 2020 fiscal year (24.9%), due to increase shipments and continued COVID-19 related fees imposed by the Company’s shipping partner, as well as increased costs associated with warehouse related expenses. Within selling, general and administrative expenses, marketing expense as a percentage of revenue decreased by 1.2% of revenue for the 2021 fiscal year (14.4%) compared to 2020 fiscal year 2020 (15.6%). Amazon.com seller fees increased from 5.2% of revenue in 2020, compared to 6.3% of revenue in 2021, due to an increase of 69.6% in Amazon.com revenue over the same period. Bad debt increased by 4.5% from 2020 to 2021.

Loss from Operations

Loss from operations increased to $5,663,286 for the year ended January 1, 2022, compared to $3,665,811 for the year ended January 2, 2021.

The increase in loss from operations was largely due to increase operating expenses and increase cost of goods sold offset by increase in revenue.

Other (Income) Expenses

	FYE 2021	FYE 2020	Change ($)	Change (%)
Other (income) expenses
Interest expense	$711,974	$511,427	$200,547	39.2%
Other (income) expense	(429,045)	10,000	(439,045)	(4,390.5)%
Total other (income) expenses	$282,929	$521,427	$(238,498)	(45.7)%

Other expenses for the years ended January 1, 2022 and January 2, 2021 included primarily interest. Interest expense increased due to an increase in the debt we carried during the year ended January 1, 2022, compared to the year ended January 2, 2021. Interest expense as a percentage of sales increased from 3.0% to 3.3% of sales, for the year ended January 1, 2022. The other income in 2021 included the forgiveness of Paycheck Protection Loan in amount of $442,352.

Provision for Income Taxes

	FYE 2021	FYE 2020	Change ($)	Change (%)
Loss before income taxes	$(5,946,215)	$(4,187,238)	$1,758,977	42.0%
Provision for income taxes	1,332	1,122	210	18.7%
Net loss	$(5,947,547)	$(4,188,360)	$1,759,187	42.0%

We had a nominal provision for income taxes during both the year ended January 1, 2022 and the year ended January 2, 2021.

Net Loss

We had a net loss of $5.9 million for the year ended January 1, 2022, compared to a net loss of $4.2 million for the year ended January 2, 2021, an increase of $1.7 million or 42.0% compared to the prior period. The increase in net loss was mainly due to increase operating expenses and increase cost of goods sold offset by increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

	January 1, 2022	January 2, 2021	Change ($)	Change (%)
Cash	$8,415,797	$133,484	$8,282,313	6,204.7%
Working Capital	$14,700,691	$2,105,270	$12,595,421	598.3%
Debt*	$-	$2,474,470	$(2,474,470)	(100.0)%

* Line of credit, loan payable and long-term debt.

On January 1, 2022, we had $8,415,797 of cash on-hand compared to the $133,484 of cash on hand we had at January 2, 2021.

As of January 1, 2022, we had $22,107,887 in total current assets, $7,407,196 in total current liabilities, working capital of $14,700,691 and a total accumulated deficit of $33,919,184.

The Company has total current liabilities of $7,407,196, consisting mainly of accounts payable of $2,560,361, accounts payable to related party of $913,708, accrued expenses of $800,972, advance payable of $932,155 (discussed below), and short-term debt from related party of $2,200,000 (discussed below).

Through November 10, 2021, we mainly relied on loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which have all, other than $2,200,000, been converted into equity on May 11, 2021), notes payable (including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family (including Moshe Dabah), and which entity Ezra. Dabah serves as Chief Executive Officer and member of the Board of Directors of (“Nina Footwear”, a related party) and our line of credit (repaid as of January 1, 2022), and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of the IPO in November 2021, we have also relied on the funds raised in the IPO to support our operations.

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

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue a growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting new customers and members. We plan to launch new divisions and product lines to help attract new members and retaining existing members. We launched a new boys’ apparel division in the summer of 2020 and a toddler division at the end of March 2021. We have plans to make husky/plus and slim sizes available for the fall 2022 season and also increase our size assortment to include sizes 12 months and 18 months. We also have plans to increase efficiency in distribution and fulfillment capabilities to reduce costs associated with subscription box sales.

In November 2021, we completed our IPO in which we issued and sold 2,117,647 shares of authorized common stock for $8.50 per share, for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

We have used the net proceeds from the IPO to repay debt, and plan to continue to use such net proceeds to increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do no accrue interest) (of which $0.4 million was paid as of January 1, 2022); (iv) amounts owed in connection with vendor payables of approximately $1.2 million (of which $0.3 million was settled as of January 1, 2022); and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.8 million, (of which $0.6 million was paid as of March 31, 2022), which do not accrue interest.

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

	Year ended January 1, 2022	Year ended January 2, 2021
Cash provided by (used in):
Operating activities	$(11,015,868)	$(3,550,328)
Investing activities	(45,394)	(11,470)
Financing activities	18,796,466	3,615,774
Net increase in cash	$7,735,204	$53,976

Net cash used in operating activities increased to $11,015,868 for the year ended January 1, 2022, compared to $3,550,328 of cash used in operating activities during the year ended January 2, 2021. The increase in our cash used in operating activities of approximately $7.5 million was primarily due to an increase in net loss in the amount of approximately $1.8 million, as discussed in greater detail above, adjusted for the non-cash items totaling $0.1 million and the impact from changes in operating assets and liabilities in the amount of approximately $5.6 million, primarily investment in inventory.

Net cash used in investing activities was $45,394 during the year ended January 1, 2022, which was related to purchases of equipment, compared to $11,470 during the year ended January 2, 2021 was related to purchases of equipment.

Net cash provided by financing activities increased to $18,796,466 for the year ended January 1, 2022, compared to net cash provided by financing activities of $3,615,774 for the year ended January 2, 2021, mainly as a result of funds raised in the IPO, net of offering costs, of $16.1 million.

Line of Credit

On September 5, 2017, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). The Loan Agreement had an initial term of two years, and renews thereafter for additional one-year periods automatically, unless Crossroads has provided the Company at least 30 days’ notice of its intent to not renew prior to such applicable automatic renewal date. The Loan Agreement allows the Company to request advances from Crossroads up to $3,200,000. The advances are limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances bear interest at a rate of 1.42% per month (17.04% per annum) and mature on November 20, 2021. The amounts owed under the Loan Agreement are personally guaranteed by Ezra Dabah, our Chief Executive Officer, President and Chairman, and his wife Renee. The amounts owed to Crossroads are also secured by a security interest in substantially all of our assets. The Loan Agreement includes an early termination fee equal to 5% of the maximum amount available if the agreement is terminated during the first year of the agreement and 3% thereafter, provided that such fee is waived if we sell equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement includes customary covenants and events of default, including if Ezra Dabah, our Chief Executive Officer and Chairman, and his family cease being the direct or indirect beneficial owner of more than 50% of our voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of our voting stock or if Mr. Dabah or Adir Katzav our Executive Vice President and Chief Financial Officer cease to be employed by the Company. On November 15, 2021, we paid off the loan and security agreement in amount of $3,200,000 and related outstanding interest and facility fee in amount of $24,498, with funds raised through the IPO.

As of January, 1, 2022 and January, 2, 2021, outstanding advances amounted to $0 and $2,065,568, respectively. Interest expense amounted to $395,080 and $318,941 for the years 2021 and 2020, respectively. Deferred financing costs, net of accumulated amortization, totaled $33,450 for both years ended January 1, 2022 and January 2, 2021. Amortization of these costs amounted to $53,397 and $44,086 for the years ended January 1, 2022 and January 2, 2021, respectively.

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

As of January 1, 2022 and January 2, 2021, the cash advance outstanding, including interest, amounted to $932,156 and $829,030, respectively. For 2021 and 2020, interest expense related to the advances totaled $81,193 and $117,127, respectively.

SBA Loan

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

Related Party Convertible Notes and Loans

In 2020 and 2019, the Company entered into unsecured convertible promissory notes with stockholders in the amount of $1,770,000 and $3,300,000, respectively. These notes were noninterest bearing. Prior to the maturity, the notes were converted to equity.

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

In April and June 2021, the Company entered into various short-term, unsecured promissory notes with an affiliated entity under common control in the amount of $400,000. The notes are noninterest-bearing and due on December 31, 2021. On November 16, 2021, the Company paid in full the outstanding loan amounts of $400,000. As of January 1, 2022 and January 2, 2021, there was $913,708 and $599,811 due to related party, respectively. During the first quarter of 2022, we paid an additional $0.3 million to a related party.

On June 28, 2021, the Company entered into four unsecured convertible promissory notes with stockholders in the aggregate amount of $100,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On December 27, 2021, the Company paid in full the outstanding loan amounts of $100,000.

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on demand and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

In September, October and November 2021, the Company borrowed an aggregate of $2,500,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due on demand, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts.

Need for Future Funding

As discussed above, our current capital resources, combined with the net proceeds from the IPO in amount of $16.1 million, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in this offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the inventory obsolescence. Accordingly, actual results could differ from those estimates.

Concentration of credit risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with high-quality financial institutions with investment-grade ratings. Although the Company’s cash balance held with a U.S. bank may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash for the amount reflected on the balance sheets.

Net loss per common share: The Company complies with the accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

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

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the delivery. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021 and ending January 6, 2022, we charged new subscribers an upfront styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

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

Restricted cash: Restricted cash balance consists of cash advanced received by the Company from the cash advance agreement described in Note 8 to the audited financial statements included at the end of this Annual Report. The cash advances can only be used for purchases of products and services necessary to operate the Company, as defined by the agreement.

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. These costs are included in the cost of sales as inventory is sold.

Leasehold improvements and equipment: Leasehold improvements and equipment are recorded at cost. Depreciation for equipment is computed using the straight-line method over the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement on a straight-line method. Expenditures that extend the useful lives of the equipment are capitalized. Expenditure for the repairs and maintenance are charged to expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

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

Income taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies generally accepted accounting principles on accounting for uncertainty in income taxes. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming the tax position is examined by the appropriate taxing authority that has full knowledge of relevant information.

The Company has no unrecognized tax benefits at January 1, 2022 and January 2, 2021. The Company’s federal, state and local income tax returns prior to fiscal years 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheet.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $3,148,834 and $2,639,158 for the 2021 and 2020 fiscal years, respectively, and are included in general and administrative expenses.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur.

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

Recent Accounting Pronouncements

Refer to “Note 2: Summary of Significant Accounting Policies” to our audited financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

During the year 2021, we implemented remedial actions to address the material weakness in the general controls relating to our information technology (IT), which related to insufficient documentation related to risk assessment, privileged access and application described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls” in the Company’s Prospectus on Form 424(b)(4) for the year ended January 2, 2021, filed with the SEC on November 15, 2021.

To address the material weakness, as of the date of this annual report, new and enhanced controls have been designed and implemented to properly address the requirement for documentation and policy over the information technology. In particular we created a policy to document our risk assessment, privileged access and application. Our formal documentation includes written policies and controls around IT general controls and procedures.

Accordingly, we believe the actions described herein sufficiently remediated the material weakness and strengthened our internal control over information technology.

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 1.01 and Item 2.03:

Item 1.01 Entry into a Material Definitive Agreement.

On March 31, 2022, the Company entered into a First Amendment to Promissory Note with Ezra Dabah, the Company’s Chief Executive Officer and director, Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah, pursuant to which the Company and the note holders agreed to amend certain outstanding promissory notes evidencing an aggregate of $2,200,000 owed by the Company to such note holders (including $2,000,000 owed to Mr. Dabah, $100,000 owed to Trust FBO Chana Dabah and $100,000 owed to Trust FBO Yaacov Dabah) which had a stated due date of January 15, 2022, to instead be payable on demand, effective as of January 15, 2022.

The foregoing description of the First Amendment to Promissory Notes is qualified in its entirety by reference to the full text of the First Amendment to Promissory Notes filed herewith as Exhibits 10.30 to 10.32 hereto.

Item 2.03. Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information contained in Item 1.01 relating to the First Amendment to Promissory Notes (as discussed in Item 1.01), above, is incorporated in this Item 2.03 by reference in its entirety.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in our 2022 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in our 2022 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in our 2022 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is CohnReznick LLP, New York, New York, PCAOB Auditor ID No. 596.

The information required by this item will be set forth under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in our 2022 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended January 1, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K

1.	Financial Statements: See accompanying Index to Financial Statements.

2.	Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed/ Furnished Herewith
1.1	Underwriting Agreement, dated November 10, 2021, by and between Kidpik Corp. and EF Hutton, division of Benchmark Investments, LLC	8-K	001-41032	11/16/2021	1.1
3.1	Second Amended and Restated Certificate of Incorporation of Kidpik Corp. filed with the Secretary of State of Delaware on May 10, 2021, as currently in effect	S-1	333-260101	10/6/2021	3.1
3.2	Bylaws, as currently in effect	S-1	333-260101	10/6/2021	3.2

4.1*	Description of the Registrant’s Securities					X
10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan (November 2021 Officer and Director Awards)	8-K	001-41032	11/16/2021	10.2
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	10-Q	001-41032	12/22/2021	10.2
10.3#	Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	S-1	333-260101	10/6/2021	10.35
10.4#	Form of Director and Officer Indemnification Agreement	8-K	001-41032	11/16/2021	10.1
10.5	Loan and Security Agreement dated September 5, 2017, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.1
10.6	First Amendment to Loan and Security Agreement dated July 31, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.2
10.7	Second Amendment to Loan and Security Agreement dated September 13, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.3
10.8	Third Amendment to Loan and Security Agreement dated November 17, 2020, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.4
10.9	Fourth Amendment to Loan and Security Agreement April 27, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.5
10.10	Fifth Amendment to Loan and Security Agreement dated July 6, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.36
10.11	Sixth Amendment to Loan and Security Agreement dated August 11, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.54

10.12	Revenue Share Agreement – Inventory dated July 9, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.43
10.13	Revenue Share Agreement – Inventory dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.49
10.14	Revenue Share Agreement dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.49
10.15	Revenue Share Agreement dated October 22, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.61
10.16	Revenue Share Agreement – Inventory dated October 27, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.62
10.17	$100,000 Convertible Promissory Note August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	S-1	333-260101	10/6/2021	10.44
10.18	$100,000 Convertible Promissory Note dated August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	S-1	333-260101	10/6/2021	10.51
10.19	First Amendment to Convertible Promissory Notes, dated August 25, 2021, by and between Kidpik Corp. and each of the note holders party thereto	S-1	333-260101	10/6/2021	10.53
10.20	$100,000 Promissory Note effective September 18, 2021, by and between Kidpik Corp. and Sofia Dabah	S-1	333-260101	10/6/2021	10.56
10.21	$500,000 Promissory Note effective September 23, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1	333-260101	10/6/2021	10.57
10.22	$500,000 Promissory Note effective October 8, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.58

10.23	$500,000 Promissory Note effective October 12, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.59
10.24	$200,000 Promissory Note effective October 22, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.6
10.25	Financial Support Letter dated September 2, 2021, from Ezra Dabah	S-1	333-260101	10/6/2021	10.54
10.26	Voting Agreement, dated and effective September 1, 2021 by and among Ezra Dabah, and each of Eva Yagoda, Joia Kazam, Moshe Dabah, Chana Rapaport, Yaacov Dabah, Gila Goodman, the Josh A. Kazam Irrevocable Grantor Trust, GMM Capital LLC, Isaac and Ivette Dabah, Sterling Macro Fund, the u/a/d 02/02/1997, Trust FBO Eva Dabah; the u/a/d 02/02/1997, Trust FBO Joia Kazam; the u/a/d 02/02/1997, Trust FBO Moshe Dabah; the u/a/d 02/02/1997, Trust FBO Chana Dabah; and the u/a/d 02/02/1997, Trust FBO Yaacov Dabah	S-1	333-260101	10/6/2021	10.55
10.27	Revenue Share Agreement dated November 2, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	10-Q	001-41032	12/22/2021	10.27	X
10.28	$500,000 Promissory Note effective October 26, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.28	X
10.29	$200,000 Promissory Note effective November 16, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.29	X
10.30*	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. and Ezra Dabah					X
10.31*	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)					X
10.32*	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)					X

14.1	Code of Business Conduct and Ethics	S-1	333-260101	10/6/2021	14.1
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
99.1	Audit Committee Charter	S-1	333-260101	10/6/2021	99.1
99.2	Whistleblower Protection Policy	S-1	333-260101	10/6/2021	99.2
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Filed herewith.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan.

The Company currently has no subsidiaries and as such has not included Exhibit 21.1.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIDPIK CORP.

By:	/s/ Ezra Dabah
Name:	Ezra Dabah
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Ezra Dabah	President, Chief Executive Officer and Chairman	April 1, 2022
Ezra Dabah	(Principal Executive Officer)

/s/ Adir Katzav	Executive Vice President, Chief Financial Officer, and Treasurer	April 1, 2022
Adir Katzav	(Principal Financial and Accounting Officer)

/s/ David Oddi	Director	April 1, 2022
David Oddi

/s/ Bart Sichel	Director	April 1, 2022
Bart Sichel

Index to Financial Statements

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kidpik Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kidpik Corp. (the “Company”) as of January 1, 2022 and January 2, 2021; the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and, the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ CohnReznick LLP

New York, New York

April 1, 2022

Kidpik Corp.

Balance Sheets

January 1, 2022 and January 2, 2021

	2021	2020
Assets
Current assets
Cash	$8,415,797	$133,484
Restricted cash	4,703	551,812
Accounts receivable	342,274	320,446
Inventory	11,618,597	7,480,072
Prepaid expenses and other current assets	1,726,516	822,580
Total current assets	22,107,887	9,308,394

Leasehold improvements and equipment, net	46,968	27,874
Intangible assets, net	-	614
Total assets	$22,154,855	$9,336,882

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,560,361	$2,960,687
Accounts payable, related party	913,708	599,811
Accrued expenses and other current liabilities	800,972	690,049
Advance payable	932,155	829,030
Loan payable, current portion	-	91,429
Short-term debt, related party	2,200,000	-
Line of credit	-	2,032,118
Total current liabilities	7,407,196	7,203,124

Loan payable, less current portion	-	350,923
Total liabilities	7,407,196	7,554,047

Commitments and contingencies
Stockholders’ equity
Preferred stock (par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of January 1, 2022 and January 2, 2021, respectively)	-	-
Common stock (par value $0.001, 75,000,000 shares authorized, of which 7,617,834 and 5,075,444 shares are issued and outstanding as of January 1, 2022 and January 2, 2021, respectively)	7,618	5,075
Additional paid-in capital	48,659,225	29,749,397
Accumulated stockholders’ deficit	(33,919,184)	(27,971,637)
Total stockholders’ equity	14,747,659	1,782,835
Total liabilities and stockholders’ equity	$22,154,855	$9,336,882

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Operations

Years Ended January 1, 2022 and January 2, 2021

	2021	2020
Revenues, net	$21,834,518	$16,936,387

Cost of goods sold	8,836,884	7,046,716

Gross profit	12,997,634	9,889,671

Operating expenses
Shipping and handling	6,087,283	4,217,763
Payroll, related costs and equity-based compensation	4,258,604	2,947,704
General and administrative	8,288,119	6,317,172
Depreciation and amortization	26,914	72,843
Total operating expenses	18,660,920	13,555,482
Operating loss	(5,663,286)	(3,665,811)

Other (income) expenses
Interest expense	711,974	511,427
Other (income)/expense, net	(429,045)	10,000
Total other (income) expenses	282,929	521,427

Loss before provision for income taxes	(5,946,215)	(4,187,238)

Provision for income taxes	1,332	1,122

Net loss	$(5,947,547)	$(4,188,360)

Net loss per share attributable to common stockholders:
Basic	$(1.05)	$(1.12)
Diluted	(1.05)	(1.12)

Weighted average common shares outstanding:
Basic	5,648,344	3,746,351
Diluted	5,648,344	3,746,351

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended January 1, 2022 and January 2, 2021

	Common Stock		Preferred Stock		Additional paid-in	Accumulated stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 28, 2019	3,735,457	$3,735	-	$-	$23,680,737	$(23,783,277)	$(98,805)
Issuance of common Stock	220,759	221	-	-	999,779	-	1,000,000
Conversion of debt	1,119,228	1,119	-	-	5,068,881	-	5,070,000
Net loss	-	-	-	-	-	(4,188,360)	(4,188,360)
Balance, January 2, 2021	5,075,444	5,075	-	-	29,749,397	(27,971,637)	1,782,835
Issuance of common stock upon initial public offering, net of offering costs	2,117,647	2,118	-	-	16,081,738	-	16,083,856
Conversion of debt	339,526	340	-	-	1,999,660	-	2,000,000
Issuance of common stock	85,217	85	-	-	499,915	-	500,000
Equity-based compensation	-	-	-	-	328,515	-	328,515
Net loss	-	-	-	-	-	(5,947,547)	(5,947,547)
Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Cash Flows

Years Ended January 1, 2022 and January 2, 2021

	2021	2020
Cash flows from operating activities
Net loss	$(5,947,547)	$(4,188,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,914	72,843
Amortization of debt issuance costs	58,397	44,086
Forgiveness of loan payable	(442,352)	-
Equity-based compensation	328,515	-
Bad debt expense	783,979	749,912
Changes in operating assets and liabilities:
Accounts receivable	(805,807)	(838,797)
Inventory	(4,138,525)	(728,654)
Prepaid expenses and other current assets	(903,936)	(366,646)
Accounts payable	(601,264)	892,993
Accounts payable, related parties	313,897	599,811
Accrued expenses and other current liabilities	311,862	212,484
Net cash flows used in operating activities	(11,015,868)	(3,550,328)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(45,394)	(11,470)
Net cash used in investing activities	(45,394)	(11,470)

Cash flows from financing activities
Proceeds from issuance of long-term debt from related party	2,000,000	1,770,000
Net proceeds (repayment) from line of credit	(2,090,515)	215,922
Net proceeds from short-term debt, related party	2,200,000	-
Net proceeds from advance payable	103,125	187,500
Proceeds from loan payable	-	442,352
Receipts of initial public offering, net of offering costs	16,083,856	-
Proceeds from issuance of common stock	500,000	1,000,000
Net cash provided by financing activities	18,796,466	3,615,774
Net increase in cash	7,735,204	53,976

Cash and restricted cash, beginning of year	685,296	631,320
Cash and restricted cash, end of year	$8,420,500	$685,296

Supplemental disclosure of cash flow data:
Interest paid	$573,618	$374,557
Taxes paid	$1,332	$1,122

Supplemental disclosure of noncash investing and financing activities:
Conversion of shareholder debt	$2,000,000	$5,070,000

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Notes to the Financial Statements

Years Ended January 1, 2022 and January 2, 2021

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business and its retail website, www.kidpik.com. The Company commenced operations in March 2016 and its executive office is located in New York.

Initial Public Offering

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Fiscal year: The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended January 1, 2022 and January 2, 2021 were 52 and 53 week years, respectively. These years are referred to herein as “2021” and “2020”, respectively.

Use of estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the inventory obsolescence, equity-based compensation and the valuation of deferred tax assets. Accordingly, actual results could differ from those estimates.

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

Recently adopted accounting pronouncements: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted the standard on January 2, 2021 and the adoption of the ASU didn’t have a material impact on the Company’s financial position, results of operations and related disclosures.

Accounting standards issued but not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve (12) months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this standard will require both types of leases to be recognized on the balance sheet. The standard also requires disclosures about the amount, timing and uncertainty of the cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact of the adoption of the ASU on the Company’s financial position, results of operations and related disclosures. The Company does not believe that the adoption of this standard would have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its financial statements. The Company does not believe that the adoption of this standard would have a material impact on the Company’s financial statements.

Concentration of credit risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with high-quality financial institutions with investment-grade ratings. Although the Company’s cash balance held with a U.S. bank may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash for the amount reflected on the balance sheets.

Net loss per common share: The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock units, if any, under the treasury stock method unless their impact is anti-dilutive.

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

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the delivery. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021 and ending January 6, 2022, we charged new subscribers an upfront styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

Revenue from online website sales, which includes sales from our and Amazon online websites, are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales are due at time of order.

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

Restricted cash: Restricted cash balance consists of cash advanced received by the Company from the cash advance agreement described in Note 8. The cash advances can only be used for purchases of products and marketing related services necessary to operate the Company, as defined by the agreement.

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. These costs are included in the cost of sales as inventory is sold.

Leasehold improvements and equipment: Leasehold improvements and equipment are recorded at cost. Depreciation for equipment is computed using the straight-line method over the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement on a straight-line method. Expenditures that extend the useful lives of the equipment are capitalized. Expenditure for the repairs and maintenance are charged to expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

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

Income taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies US GAAP on accounting for uncertainty in income taxes. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming the tax position is examined by the appropriate taxing authority that has full knowledge of relevant information.

The Company has no unrecognized tax benefits at January 1, 2022 and January 2, 2021. The Company’s federal, state and local income tax returns prior to fiscal years 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheet.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $3,148,834 and $2,639,158 for the years ended 2021 and 2020, respectively, and are included in general and administrative expenses in the statement of operations.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See Note 15, Equity-based compensation, for additional details.

Segment information: The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States.

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, and has negative operating cash flows and an accumulated deficit of $33,919,184 as of January 1, 2022. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expanding its product offerings and enhancing technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

NOTE 4: INVENTORY

Inventory consists of the following:

	2021	2020
Finished goods	$10,596,968	$7,034,470
Goods in transit	1,021,629	445,602
Total	$11,618,597	$7,480,072

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	2021	2020
Computer equipment	$90,205	$52,215
Furniture and fixtures	184,207	184,207
Leasehold improvements	59,523	59,523
Machinery and equipment	17,399	9,995
Total cost	351,334	305,940
Accumulated depreciation	(304,366)	(278,066)
Leasehold improvements and equipment, net	$46,968	$27,874

Depreciation expense amounted to $26,300 and $51,088 for the years ended 2021 and 2020, respectively.

NOTE 6: INTANGIBLE ASSET

Intangible assets consist of the following:

	2021	2020
Website development	$267,303	$267,303
Less accumulated amortization	(267,303)	(266,689)
Intangible assets, net	$-	$614

Amortization expense amounted to $614 and $21,755 for the years ended 2021 and 2020, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $47,403 and $403,865 for the years ended January 1, 2022 and January 2, 2021, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company was to pay a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $150,697 and $115,725 for 2021 and 2020, respectively, and are included in general and administrative expenses in the statement of operations.

The Company entered into a revocable monthly lease agreement for office space from a related party on March 1, 2017. The Company will pay a percentage of the related party’s fixed monthly rent, including contingent rental expenses. For 2021 and 2020, related party rent amounted to $330,000 and $147,144, respectively, and is included in general and administrative expenses in the statement of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $221,595 for the year ending January 1, 2022, $249,237 for the year ending December 31, 2022, and $191,104 for the year ending December 30, 2023.

As of January 1, 2022 and January 2, 2021, there was $913,708 and $599,811 due to related parties, respectively.

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

As of January 1, 2022 and January 2, 2021, the cash advance outstanding, including interest, amounted to $932,155 and $829,030, respectively. For 2021 and 2020, interest expense related to the advances totaled $81,193 and $117,127, respectively.

NOTE 9: LOAN PAYABLE

As a response to the COVID-19 pandemic, Congress passed the CARES Act to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a ten-month deferral on payments yielding 1% interest. The Company applied for forgiveness of the loan and on August 2, 2021, notification and confirmation was received that the loan including related accrued interest had been forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income in the statement of operations.

NOTE 10: SHORT-TERM DEBT

In April and June 2021, the Company entered into various short-term, unsecured promissory notes with an affiliated entity under common control in the amount of $400,000. The notes are noninterest-bearing and due on December 31, 2021. On November 16, 2021, the Company paid in full the outstanding loan amounts of $400,000.

On June 28, 2021, the Company entered into four unsecured convertible promissory notes with stockholders in the aggregate amount of $100,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On December 27, 2021, the Company paid in full the outstanding loan amounts of $100,000.

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on demand and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes.

In September, October and November 2021, the Company borrowed $2,500,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal is fully due and payable on demand, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts.

NOTE 11: LINE OF CREDIT

In September 2017, the Company entered into a loan and security agreement with a lender for an initial term of two years. The agreement was amended in July 2019, September 2019, November 2020, April 2021, July 2021 and August 2021. The agreement allows the Company to request advances from the lender up to $3,200,000, in minimum installments of $10,000. The advances are limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances bear interest at a rate of 1.42% per month and mature on November 20, 2021. The loan and security agreement is personally guaranteed by two stockholders of the Company. The Loan Agreement includes an early termination fee equal to 3% of the maximum amount available (currently $3.2 million), provided that such fee is waived if the Company sells equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement includes customary covenants and also includes that an event of default if certain shareholders cease being the direct or indirect beneficial owner of more than 50% of the voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of the voting stock or if certain employees cease to be employed by the Company. On November 15, 2021, the Company paid off the loan and security agreement in the amount of $3,200,000 and related outstanding interest and facility fee in amount of $24,498, with funds raised through the IPO.

As of January, 1, 2022 and January, 2, 2021, outstanding advances amounted to $0 and $2,065,568, respectively. Interest expense amounted to $395,080 and $318,941 for the years 2021 and 2020, respectively.

Deferred financing cost, net of accumulated amortization, totaled $0 for the year ended January 1, 2022 and $33,450 for the year ended January 2, 2021. Amortization of these costs amounted to $58,397 and $44,086 for the years ended January 1, 2022 and January 2, 2021, respectively.

NOTE 12: LONG-TERM DEBT

In 2020 and 2019, the Company entered into unsecured convertible promissory notes with stockholders in the amount of $1,770,000 and $3,300,000, respectively. These notes were noninterest bearing. Prior to the maturity, the notes were converted to equity (see Note 14).

In January, February, and March 2021, the Company entered into various unsecured convertible promissory notes with stockholders in the aggregate amount of $2,000,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). In May 2021, prior to the maturity, the notes in the amount of $2,000,000 were converted to equity (see Note 14).

NOTE 13: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the years ended January 1, 2022 and January 2, 2021. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

Diluted net loss per share for the year ended January 1, 2022 does not include 480,000 stock options and 264,000 restricted stock units as their effect was anti-dilutive.

	2021	2020
Net loss	$(5,947,547)	$(4,188,360)
Weighted Average Shares - Basic	5,648,344	3,746,351
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares - Diluted	5,648,344	3,746,351
Basic net loss per share	(1.05)	(1.12)
Diluted net loss per share	(1.05)	(1.12)

NOTE 14: STOCKHOLDERS’ EQUITY

In December 2020, the Company issued 220,759 shares in exchange for a contribution of $1,000,000. The shares had a par value of $0.001 totaling $221. The remaining contribution of $999,779 was recorded to additional paid-in capital.

In December 2020, the Company issued 1,119,228 shares in conjunction with the conversion of debt to equity (described in Note 9). The shares had a par value of $0.001 totaling $1,119. The remaining amount of $5,068,881 was recorded to additional paid-in capital.

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

NOTE 15: EQUITY-BASED COMPENSATION

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

On November 10, 2021, prior to the pricing of the IPO, the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units to a board of director member. Such options and restricted stock units vest (i) 1/3 on May 15, 2022 (six months from the closing of the Company’s IPO); (ii) 1/3 on May 15, 2023 (eighteen months from the closing of the IPO); and (iii) 1/3 on May 15, 2024 (thirty months from the closing date of the IPO). The options each have a term of 5 years.

In determining the fair value of the stock-based awards, we used the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. Expected Term - The expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method (generally calculated as the mid-point between the vesting date and the end of the contractual term). Expected Volatility - The expected volatility was estimated based on the average volatility for publicly traded companies that we considered comparable, over a period equal to the expected term of the stock option grants. Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury zero coupon notes in effect at the time of grant for periods corresponding with the expected term of the option. Expected Dividend - We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock; therefore, we use an expected dividend yield of zero.

The fair value of each option we issued on November 10, 2021 was $3.16. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each RSUs we issued on November 10, 2021 was $8.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 2, 2021	-	-	-
Granted	480,000	$8.50
Vested	-	-
Forfeited/Repurchased	-	-
Balance as of January 1, 2022	480,000	$8.50	-
Vested as of January 1, 2022	-	-	-

As of January 1, 2022, there was $3.4 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 2.4 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the year ended January 1, 2022, was $328,515 and it included as part of payroll expense.

NOTE 16: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the year ended January 1, 2022 three vendors accounted for approximately 49% of inventory purchases. As of January 1, 2022, none was due to these vendors . For the year ended January 2, 2021, four vendors accounted for approximately 60% of inventory purchases. As of January 2, 2021, the amount due to these vendors totaled $242,019.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debts on a monthly basis for accounts that are deemed uncollectible.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID- 19) as a pandemic, which continues to spread throughout the world affecting the United States and global economies. The potential impact and the duration of the COVID-19 pandemic is difficult to assess or predict. The COVID-19 pandemic has interrupted the global supply chain which has impacted purchases and timing of inventory.

NOTE 17: INCOME TAXES

The Company’s income tax provision consists of the following:

	2021	2020
Current
Federal	$-	$-
State	1,332	1,122
Total current	1,332	1,122

Deferred benefit
Federal	1,532,719	838,344
State	130,211	353,302
Total deferred	1,662,930	1,191,646
Change in valuation allowance	(1,662,930)	(1,191,646)
Provision for income taxes	$1,332	$1,122

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at January 1, 2022, because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	2021	2020

Federal statutory rate	21.00%	21.00%
State statutory rate	6.95%	8.85%
Total statutory tax rate	27.95%	29.85%
Valuation allowance	(27.95)%	(29.85)%
Effective tax rate	0%	0%

The Company’s significant components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets
NOL carryforwards	$7,285,330	$5,715,508
Inventory valuation	84,046	103,203
Charity carryforwards	111,630	63,081
Equity-based compensation	90,392	-
Accrued expenses	-	16,416
Leasehold improvements and equipment	-	10,260
Total deferred tax assets	7,571,398	5,908,468
Valuation allowance	(7,571,398)	(5,908,468)
Net deferred tax assets	$-	$-

The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and allows carryovers indefinitely until exhausted. The Company’s net operating loss carryforward totaled approximately $26,070,000 and $22,800,000 as of January 1, 2022 and January 2, 2021, respectively. These net operating loss carryforwards can be carried forward indefinitely for Federal purposes and through 2039 for states purposes.

NOTE 18: REVENUE DISCLOSURES

The Company’s revenue is disaggregated based on the following categories:

	2021	2020
Subscription boxes	$18,427,057	$14,941,257
Online website sales	784,577	448,224
Amazon sales	2,622,884	1,546,906

Total	$21,834,518	$16,936,387

NOTE 19: RECONCILIATION OF CASH AND RESTRICTED CASH

The Company’s reconciliation of cash and restricted cash is as follows:

	2021	2020

Cash	$8,415,797	$133,484
Restricted cash	4,703	551,812
Total	$8,420,500	$685,296

NOTE 20: SUBSEQUENT EVENTS

On March 31, 2022, the Company entered into a first amendment to promissory notes with several stockholders, pursuant to which the Company and the note holders agreed to amend certain outstanding promissory notes evidencing an aggregate of $2,200,000 owed by the Company to such note holders which had a stated due date of January 15, 2022, to instead be payable on demand, effective as of January 15, 2022.

