Form 10-Q
period 2022-04-02
KIDPIK CORP.
filed 2022-05-16
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Number of shares of registrant’s common stock outstanding as of May 13, 2022: 7,617,834.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

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

1

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the Securities and Exchange Commission on April 1, 2022 (the “2021 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

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

2

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	April 2, 2022	January 1, 2022
	(Unaudited)
Assets
Current assets
Cash	$5,430,075	$8,415,797
Restricted cash	4,618	4,703
Accounts receivable	182,961	342,274
Inventory	12,269,246	11,618,597
Prepaid expenses and other current assets	1,644,908	1,726,516
Total current assets	19,531,808	22,107,887

Leasehold improvements and equipment, net	58,321	46,968
Operating lease right-of-use assets	359,101	-
Total assets	$19,949,230	$22,154,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,588,643	$2,560,361
Accounts payable, related party	719,566	913,708
Accrued expenses and other current liabilities	328,847	800,972
Advance payable	197,029	932,155
Operating lease liabilities, current	235,793	-
Short-term debt, related party	2,200,000	2,200,000
Total current liabilities	6,269,878	7,407,196

Operating lease liabilities, net of current portion	125,204	-

Total liabilities	6,395,082	7,407,196

Commitments and contingencies

Stockholders’ equity
Preferred stock (par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of April 2, 2022 and January 1, 2022)	-	-
Common stock (par value $0.001, 75,000,000 shares authorized, of which 7,617,834 shares are issued and outstanding as of April 2, 2022 and January 1, 2022)	7,618	7,618
Additional paid-in capital	49,276,389	48,659,225
Accumulated deficit	(35,729,859)	(33,919,184)
Total stockholders’ equity	13,554,148	14,747,659
Total liabilities and stockholders’ equity	$19,949,230	$22,154,855

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Revenue, net	$4,325,997	$5,320,533

Cost of goods sold	1,733,914	2,082,202

Gross profit	2,592,083	3,238,331

Operating expenses
Shipping and handling	1,132,084	1,534,454
Payroll, related costs and equity-based compensation	1,599,236	958,639
General and administrative	1,930,893	2,072,053
Depreciation and amortization	5,665	9,721

Total operating expenses	4,667,878	4,574,867

Operating loss	(2,075,795)	(1,336,536)

Other expenses
Interest expense	21,674	160,627
Other (income) expense	(286,794)	316

Total other (income) expenses	(265,120)	160,943

Loss before provision for income taxes	(1,810,675)	(1,497,479)

Provision for income taxes	-	507

Net loss	$(1,810,675)	$(1,497,986)

Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.30)
Diluted	$(0.24)	$(0.30)
Weighted average common shares outstanding
Basic	7,617,834	5,075,444
Diluted	7,617,834	5,075,444

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity

13 Weeks Ended April 2, 2022 and April 3, 2021

(Unaudited)

					Additional	Accumulated
	Common Stock		Preferred Stock		paid-in	stockholders’
	Amount	Shares	Shares	Amount	capital	deficit	Total

Balance, January 2, 2021	5,075,444	$5,075	-	$-	$29,749,397	$(27,971,637)	$1,782,835

Net loss	-	-	-	-	-	(1,497,986)	(1,497,986)

Balance, April 3, 2021	5,075,444	$5,075	-	$-	$29,749,397	$(29,469,623)	$284,849

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164	-	617,164

Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	$7,618	-	$-	$49,276,389	$(35,729,859)	$13,554,148

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities

Net loss	$(1,810,675)	$(1,497,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,665	9,721
Amortization of debt issuance costs	-	44,086
Equity-based compensation	617,164	-
Bad debt expense	93,142	131,788
Changes in operating assets and liabilities:
Accounts receivable	66,171	(39,624)
Inventory	(650,649)	(1,718,654)
Prepaid expenses and other current assets	81,608	(7,746)
Operating lease right-of-use assets and liabilities	1,896	-
Accounts payable	28,282	297,772
Accounts payable, related parties	(194,142)	134,649
Accrued expenses and other current liabilities	(472,125)	(41,150)

Net cash flows used in operating activities	(2,233,663)	(2,687,144)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(17,018)	-
Net cash used in investing activities	(17,018)	-
Cash flows from financing activities
Net proceeds from line of credit	-	99,128
Net proceeds (repayments) from advance payable	(735,126)	415,233
Proceeds from loan payable	-	2,100,000
Net cash provided by (used in) financing activities	(735,126)	2,614,361
Net decrease in cash and restricted cash	(2,985,807)	(72,783)

Cash and restricted cash, beginning of period	8,420,500	685,297
Cash and restricted cash, end of period	$5,434,693	$612,514

Reconciliation of cash and restricted cash:
Cash	$5,430,075	$132,079
Restricted cash	4,618	480,435
	$5,434,693	$612,514
Supplemental disclosure of cash flow data:
Interest paid	$3,890	$133,141
Taxes paid	$-	$507
Supplemental disclosure of non-cash flow data:
Record right-of-use asset and operating lease liabilities	$418,951	$-

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on April 1, 2022 (the “Form 10-K”).

The accompanying condensed financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed financial position and results of operations for the interim periods presented.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended April 2, 2022 and April 3, 2021 consist of 13 weeks. These quarters are referred to herein as the first quarter of “2022” and “2021”, respectively.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the inventory obsolescence, equity-based compensation, operating lease right-of-use assets and operating lease liabilities, and the valuation of deferred tax assets. Accordingly, actual results could differ from those estimates.

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

Recently adopted accounting pronouncements: In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve (12) months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, this standard requires both types of leases to be recognized on the balance sheet. The standard also requires disclosures about the amount, timing and uncertainty of the cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. Refer to Note 7, “Lease” for information regarding our adoption of this guidance effective January 2, 2022 and a discussion of the impact to information presented herein, as well as additional required disclosures under the new guidance.

Accounting standards issued but not yet adopted: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its financial statements. The Company does not believe that the adoption of this standard would have a material impact on the Company’s financial statements.

Concentration of credit risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with high-quality financial institutions with investment-grade ratings. Although the Company’s cash balance held with a U.S. bank may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash for the amount reflected on the condensed interim balance sheets.

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

Revenue from online website sales, which includes sales from our and Amazon online websites, are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales are due at the time of order.

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

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue producing transaction and are collected by the Company from a customer are excluded from revenue and cost of goods sold in the condensed interim statements of operations.

Restricted cash: Restricted cash balance consists of cash advances received by the Company from the cash advance agreement described in Note 9. The cash advances can only be used for purchases of products and marketing related services necessary to operate the Company, as defined by the agreement.

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

The Company applies U.S. GAAP accounting for uncertainty in income taxes. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming the tax position is examined by the appropriate taxing authority that has full knowledge of relevant information.

The Company has no unrecognized tax benefits at April 2, 2022 and January 1, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $718,381 and $844,252 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See Note 16, Equity-based compensation, for additional details.

Segment information: The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States.

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $35,729,859 as of April 2, 2022. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents following the IPO will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, and to respond to business challenges could be significantly impaired.

NOTE 4: INVENTORY

Inventory consists of the following:

	April 2, 2022	January 1,2022
	(unaudited)
Finished goods	$12,035,275	$10,596,968
Goods in transit	233,971	1,021,629
Total	$12,269,246	$11,618,597

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following:

	April 2, 2022	January 1,2022
	(unaudited)
Website development	$267,303	$267,303
Less accumulated amortization	(267,303)	(267,303)
Intangible assets, net	$-	$-

There was zero and $230 amortization expense for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	April 2, 2022	January 1,2022
	(unaudited)
Computer equipment	$107,224	$90,205
Furniture and fixtures	184,207	184,207
Leasehold improvements	59,523	59,523
Machinery and equipment	17,399	17,399
Total cost	368,353	351,334
Accumulated depreciation	(310,032)	(304,366)
Leasehold improvements and equipment, net	$58,321	$46,968

Depreciation expense amounted to $5,665 and $9,491 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

NOTE 7: LEASES

The Company adopted the ASC 842 guidance on January 2, 2022, using the modified retrospective transition effective date method. As part of that adoption, we have elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease; an entity may elect not to reassess the lease classification for expired or existing leases; and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our balance sheet. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis. The adoption did not have a material impact on the Company’s condensed interim statements of operations or cash flows.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of April 2, 2022 the minimum lease payments amount to $187,392 for the year ending December 31, 2022, and $191,106 for the year ending December 30, 2023.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of April 2, 2022:

April 2, 2022
Assets
Operating lease right-of-use assets, net	$359,101

Liabilities
Operating lease liabilities – current	$235,793
Operating lease liabilities – non-current	125,204
Total Lease Liabilities	$360,997

The maturities of our operating lease liabilities as of April 2, 2022, are as follows:

Maturity of Operating Lease Liabilities
2022	$187,392
2023	191,106
Total lease payments	$378,498
Less: imputed interest	(17,501)
Present value of lease liabilities	$360,997

NOTE 8: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $73,075 and $84,437 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pay a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $30,926 and $37,531 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively and are included in general and administrative expenses in the statement of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For the 13 weeks ended April 2, 2022 and April 3, 2021, related party office rent amounted to $82,500 for both periods, and is included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $249,237 for the year ending December 31, 2022, and $191,106 for the year ending December 30, 2023.

As of April 2, 2022 and January 1, 2022, there was $719,566 and $913,708 due to related party, respectively.

See Note 11 for a description of short-term debt from affiliated entities under common control and from stockholders.

NOTE 9: ADVANCE PAYABLE

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

As of April 2, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to $197,029 and $932,155, respectively. For the 13 weeks ended April 2, 2022 and April 3, 2021, interest expense related to the advances totaled zero and $59,149, respectively.

NOTE 10: LOAN PAYABLE

As a response to the COVID-19 pandemic, Congress passed the CARES Act to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a ten-month deferral on payments yielding 1% interest. The Company applied for forgiveness of the loan and on August 2, 2021, notification and confirmation was received that our loan including related accrued interest had been forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income in the condensed interim statements of operations.

NOTE 11: SHORT-TERM DEBT

In April and June 2021, the Company entered into various short-term, unsecured promissory notes with an affiliated entity under common control in the amount of $400,000. The notes are noninterest-bearing and were due on December 31, 2021. On November 16, 2021, the Company paid in full the outstanding loan amounts of $400,000.

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

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand.

In September, October and November 2021, the Company borrowed $2,500,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal was due on January 15, 2022, or was due at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand.

NOTE 12: LINE OF CREDIT

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

As of April 2, 2022 and January 1, 2022, there was no outstanding advance amounts related to the line of credit. Interest expense amounted to zero and $89,655 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

As of April 2, 2022 and January 1, 2022, deferred financing costs, net of accumulated amortization, totaled zero for both periods. Amortization of these costs amounted to zero and $12,544 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

NOTE 13: LONG-TERM DEBT

In January, February, and March 2021, the Company entered into various unsecured convertible promissory notes with stockholders in the aggregate amount of $2,000,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). In May 2021, prior to the maturity, the notes in the amount of $2,000,000 were converted to equity (see Note 15).

NOTE 14: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks ended April 2, 2022 and April 3, 2021. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

Diluted net loss per share for the period ended April 2, 2022 does not include stock options to purchase 480,000 shares of common stock and 264,000 restricted stock units as their effect was anti-dilutive.

	April 2, 2022	April 3, 2021
Net loss	$(1,810,675)	$(1,497,986)
Weighted Average Shares – Basic	7,617,834	5,075,444
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares – Diluted	7,617,834	5,075,444
Basic net loss per share	(0.24)	(0.30)
Diluted net loss per share	(0.24)	(0.30)

NOTE 15: STOCKHOLDERS’ EQUITY

On May 10, 2021, the Company filed an amended and restated Certificate of Incorporation which authorized 75,000,000 shares of Common Stock having a par value of $0.001 per share and 25,000,000 shares of Preferred Stock having a par value of $0.001 per share. All shares of Common Stock shall be of the same class and have equal rights, powers and privileges. The Preferred Stock may be issued from time to time in one or more series and each issued series may have full or limited designations, preferences, participating, special rights and limitation as adopted by the Board of Directors. In conjunction with this amendment, the Company completed a forward split of existing Common Stock whereby each one share of Common Stock was automatically split up and converted into 671 shares of Common Stock. The condensed interim statements of changes in stockholders’ equity was restated to retroactively incorporate this stock split.

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

NOTE 16: EQUITY-BASED COMPENSATION

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

On November 10, 2021, prior to the pricing of the IPO, the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units to a board of director member. Such options and restricted stock units vest (i) 1/3 on May 15, 2022 (six months from the closing of the Company’s IPO); (ii) 1/3 on May 15, 2023 (18 months from the closing of the IPO); and (iii) 1/3 on May 15, 2024 (30 months from the closing date of the IPO). The options each have a term of five years.

In determining the fair value of the stock-based awards, we used the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. Expected Term – The expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method (generally calculated as the mid-point between the vesting date and the end of the contractual term). Expected Volatility – The expected volatility was estimated based on the average volatility for publicly traded companies that we considered comparable, over a period equal to the expected term of the stock option grants. Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon notes in effect at the time of grant for periods corresponding with the expected term of the option. Expected Dividend – We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock; therefore, we use an expected dividend yield of zero.

The fair value of each option we issued–on November 10, 2021 was $3.16. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit (RSU) we issued on November 10, 2021 was $8.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2022	480,000	$8.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(13,000)	-
Balance as of April 2, 2022	467,000	$8.50
Vested as of April 2, 2022	-	-

As of April 2, 2022, there was $2.8 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 2.1 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks ended April 2, 2022, was $617,164 and it is included as part of payroll expense.

NOTE 17: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended April 2, 2022, two vendors accounted for approximately 53% of inventory purchases. For the 13 weeks ended April 3, 2021, three vendors accounted for approximately 55% of inventory purchases.

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

NOTE 18: REVENUE, NET DISCLOSURES

The Company’s revenue, net is disaggregated based on the following categories:

	April 2, 2022	April 3, 2021
Revenue by channel
Subscription boxes	$3,483,851	$4,584,612
Amazon sales	549,500	608,250
Online website sales	292,646	127,671
Total revenue	$4,325,997	$5,320,533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes to those financial statements for the fiscal year ended January 1, 2022, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2022. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 31, 2022 is a 52-week year and referred to herein as fiscal “2022”. The years ended January 1, 2022 and January 2, 2021 were 52- and 53-week years, respectively. These years are referred to herein as fiscal “2021” and “2020”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the first quarter of fiscal 2022 and the first quarter of fiscal 2021, refer to the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended April 2, 2022 and April 3, 2021, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview.

●	Key Performance Indicators.

●	Factors Affecting Our Future Performance.

●	Components of Results of Operations.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting and Estimates.

Overview

We began operations in 2016 as a subscription-based e-commerce company on the proposition of making shopping easy, convenient, and accessible for parents by delivering fashionable and customized outfits in a box, for kids. Kidpik provides kids clothing subscription boxes for boys and girls (sizes 2-16) that include mix-&-match, coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing each seasonal collection in-house from concept to box.

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls—up to 16 for apparel and 6 youth for shoes—added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, launched shop.kidpik.com, where we sell individual apparel items and shoes, introduced gift.kidpik.com, where we sell gift boxes featuring pre-styled outfits and gift cards. We also expanded our distribution by selling our branded products on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We launched our debut toddler collection in the first quarter of 2021, introducing sizes 2T and 3T apparel, and size 7 and 8 toddler shoes for boys and girls, which we began to ship in April 2021. We also introduced an “add-on” option for all members pursuant to which they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the box transaction size and gross margin per box. We have recently expanded our subscription box offerings, introducing a 12-piece box option, adding to the customer experience, and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box assortment available on our e-commerce website, which provides an upsell opportunity for existing members and additional variety for our e-commerce customers.

As of the date of this Report, we provide e-commerce services only throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We have started initiatives to expand our offerings into newborn sizes, including 12 and 18 months, as well as husky/plus and slim sizes. We currently anticipate launching husky/plus, slim and newborn sizes during Q3 of 2022. We plan to continue to analyze the marketplace for interest in new products and may further invest in expanding our current lines.

We have added new channels to our paid advertising strategy, including TikTok, Tap Joy and new affiliate partnerships, with the goal of increasing new member growth. In addition, we have focused on other revenue share marketing opportunities, such as scaling our influencer ambassador program and soft launching a consumer-facing brand ambassador program. We are also pursuing new awareness strategies, such as cross-promotional opportunities with children’s companies with brand synergies.

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

	For the 13 weeks ended
	April 2, 2022	April 3, 2021

Gross margin	59.9%	60.9%

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principles, or U.S. GAAP, financial measure.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks Ended
	April 2, 2022	April 3, 2021
Net loss	$(1,810,675)	$(1,497,986)
Add (deduct):
Interest expense	21,674	160,627
Other (income) expense, net	(286,794)	316
Provision for income taxes	-	507
Depreciation and amortization	5,665	9,721
Equity-based compensation	617,164	-

Adjusted EBITDA	$(1,452,966)	$(1,326,815)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, amazon and online website sales.

	For the 13 weeks ended
	(In thousands)
	April 2, 2022	April 3, 2021

Shipped Items	371	543

Average Shipment Keep Rate

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period.

	For the 13 weeks ended
	April 2, 2022	April 3, 2021

Average Shipment Keep Rate	70.4%	67.7%

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those discussed and in the section titled “Risk Factors.”

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

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs and equity-based compensation and general and administrative costs may vary from other companies in our industry and as such, may not be comparable to a competitor’s.

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and other marketplaces. We refer to these revenue classification as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

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

Results of Operations

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders, which have mainly since expired. The U.S. has recently seen decreases in total new COVID-19 infections; however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominate in the future, and/or whether jurisdictions in which we operate, will issue new or expanded stay-at-home orders, or how those orders, or others, may affect our operations.

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

We have, however, experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher eCommerce shipping demand, which may negatively impact our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.

RESULTS OF OPERATIONS

Comparison of the thirteen weeks ended April 2, 2022 and April 3, 2021

Revenue

Our revenue for the 13 weeks ended April 2, 2022, decreased by 18.7% to $4,325,997, compared to $5,320,533 for the 13 weeks ended April 3, 2021, a decrease of $994,536 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended April 2, 2022, and April 3, 2021, is summarized in the tables below:

	13 weeks ended April 2, 2022	13 weeks ended April 3, 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$3,483,851	$4,584,612	$(1,100,761)	(24.0)%
Amazon sales	549,500	608,250	(58,750)	(9.7)%
Online website sales	292,646	127,671	164,975	129.2%
Total revenue	$4,325,997	$5,320,533	$(994,536)	(18.7)%

The revenue from subscription boxes for the 13 weeks ended April 2, 2022 and April 3, 2021, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the tables below:

	13 weeks ended April 2, 2022	13 weeks ended April 3, 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$3,136,569	3,733,722	(597,153)	(16.0)%
New subscriptions - first box	347,282	$850,890	$(503,608)	(59.2)%
Total subscription boxes revenue	$3,483,851	$4,584,612	$(1,100,761)	(24.0)%

The decrease in revenue was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 13 weeks ended April 2, 2022 and April 3, 2021 is summarized in the tables below:

	13 weeks ended April 2, 2022	13 weeks ended April 3, 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$3,256,893	$4,182,652	$(925,761)	(22.1)%
Boys’ apparel	867,794	1,130,474	(262,680)	(23.2)%
Toddlers’ apparel	201,310	7,407	193,903	2,618%
Total revenue	$4,325,997	$5,320,533	$(994,536)	(18.7)%

The number of items shipped to our customers decreased by 31.7%, from approximately 543,000 for the 13 weeks ended April 3, 2021, to approximately 371,000 for the 13 weeks ended April 2,2022. The average shipment keep rate increased to 70.4% in the 13 weeks ended April 2, 2022, compared to 67.7% in the 13 weeks ended April 3, 2021.

Cost of Goods Sold

Our cost of goods sold decreased by 16.7% to $1,733,914 for the 13 weeks ended April 2, 2022, compared to $2,082,202 for the 13 weeks ended April 3, 2021, a decrease of $348,288.

The decrease in cost of goods sold for the 13 weeks ended April 2, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,592,083 for the 13 weeks ended April 2, 2022, compared to gross profit of $3,238,331 for the 13 weeks ended April 3, 2021. The decrease in gross profit for the 13 weeks ended April 2, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 59.9% for the 13 weeks ended April 2, 2022, compared to 60.9% for the 13 weeks ended April 3, 2021.

Operating Expenses

Our operating expenses for the 13 weeks ended April 2, 2022 and April 3, 2021, are summarized in the tables below:

	13 weeks ended April 2, 2022	13 weeks ended April 3, 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$1,132,084	$1,534,454	$(402,370)	(26.2)%
Payroll, related costs and equity-based compensation	1,599,236	958,639	640,597	66.8%
General and administrative	1,930,893	2,072,053	(141,160)	(6.8)%
Depreciation and amortization	5,665	9,721	(4,056)	(41.7)%
Total expenses	$4,667,878	$4,574,867	$93,011	2.0%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended April 2, 2022, increased by $93,011 or 2.0% to $4,667,878, compared to $4,574,867 for the 13 weeks ended April 3, 2021. This increase was mainly a result of (i) an increase in payroll and related costs of $640,597, mainly due to non-cash, equity-based compensation of $617,164 recorded in the first quarter of 2022, (ii) offset by a decrease in shipping and handling of $402,370, which was due to lower subscription box sales — our shipping and handling expenses were 23.9% of total revenue in the current period, compared to 28.8% of total revenue in the previous period and (iii) a $141,160 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses and a decrease in third party fees due to the decrease in sales.

Loss from Operations

Loss from operations increased from $1,336,536 for the 13 weeks ended April 3, 2021, to $2,075,795 for the 13 weeks ended April 2, 2022. The increase in loss from operations was largely due to non-cash compensation of $617,164 and decrease in sales.

Other Expenses

Total other (income)/expenses were ($265,120) and $160,943 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. The decrease in interest expense was due to the decrease in our debt balances, and increase in other income for the 13 weeks ended April 2, 2022 was due to settlement of insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

We had a nominal or no provision for income taxes during both the 13 weeks ended April 2, 2022 and April 3, 2021.

Net Loss

We had a net loss of $1,810,675 for the 13 weeks ended April 2, 2022, compared to a net loss of $1,497,986 for the 13 weeks ended April 3, 2021, an increase in net loss of $312,689 or 20.9%. The increase in net loss was primarily due to an increase in non-cash, equity-based compensation expense of $617,164 and decrease in revenue, offset by a decrease in general and administrative expenses of $141,160 and a decrease in interest expenses of $138,953, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	April 2, 2022	January 1, 2022	Change ($)	Change (%)
Cash	$5,430,075	$8,415,797	$(2,985,722)	(35.5)%
Working Capital	$13,261,930	$14,700,691	$(1,438,761)	(9.8)%
Short-term debt, related party	$2,200,000	$2,200,000	$-	-

On April 2, 2022, we had $5,430,075 of cash on hand compared to $8,415,797 of cash on hand at January 1, 2022.

As of April 2, 2022, the Company had total current liabilities of $6,269,878, consisting mainly of accounts payable of $2,588,643, accounts payable to related party of $719,566, accrued expenses of $328,847, advance payable of $197,029 (discussed below), operating lease liability of $235,793 and short-term debt from related party of $2,200,000 (discussed below).

As of April 2, 2022, we had $19,531,808 in total current assets, $6,269,878 in total current liabilities, working capital of $13,261,930 and a total accumulated deficit of $35,729,859.

Through November 10, 2021, we mainly relied on loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which have all, other than $2,200,000, been converted into equity as of May 11, 2021), notes payable (including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, and which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of “Nina Footwear”, a related party, and our line of credit (repaid as of January 1, 2022), and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of the IPO in November 2021, we have also relied on the funds raised in the IPO to support our operations.

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

We have used the net proceeds from the IPO to repay debt, and plan to continue to use such net proceeds to increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to continue to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do not accrue interest) (of which $0.8 million was paid as of April 2, 2022); (iv) amounts owed in connection with vendor payables of approximately $1.2 million (of which $0.5 million was settled as of April 2, 2022); and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.8 million (of which $0.6 million was paid as of April 2, 2022), which do not accrue interest.

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. We believe that the existing balances of cash and cash equivalents following the IPO will be sufficient to meet our anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should our current cash and cash equivalents not be sufficient to support the development of our business to the point at which it has positive cash flows from operations, we plan to meet our future needs for additional capital through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to us or at all. The terms of any financing may adversely affect the holdings or rights of our stockholders. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, scale our infrastructure, and to respond to business challenges could be significantly impaired.

Cash Flows

	13 weeks ended April 2, 2022	13 weeks ended April 3, 2021
Cash provided by (used in):
Operating activities	$(2,233,663)	$(2,687,144)
Investing activities	(17,018)	-
Financing activities	(735,126)	2,614,361
Net decrease in cash	$(2,985,807)	$(72,783)

Net cash used in operating activities decreased to $2,233,663 for the 13 weeks ended April 2, 2022, compared to $2,687,144 of cash used in operating activities during the 13 weeks ended April 3, 2021. The decrease in our cash used in operating activities of approximately $0.45 million was primarily due to adjustments for non-cash items totaling $0.53 million, and the positive impact from changes in operating assets and liabilities in the amount of approximately $0.24 million, offset by an increase in the net loss in the amount of approximately $0.31 million, as discussed in greater detail above.

Net cash used in investing activities during the 13 weeks ended April 2, 2022 was $17,018, which was related to purchases of equipment, compared to no cash used in investing activities during the 13 weeks ended April 3, 2021.

Net cash used in financing activities was $735,126 for the 13 weeks ended April 2, 2022, related to repayment of advances payable, compared to net cash provided by financing activities of $2,614,361 for the 13 weeks ended April 3, 2021, mainly as a result of $2.1 million in convertible notes sold during the prior period, which have since been converted into common stock, and an increase in advance payable in amount of $0.4 million.

Line of Credit

On September 5, 2017, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Crossroads Financial Group, LLC (“Crossroads”), which is described in greater detail under “Note 12: Line of Credit” to our unaudited financial statements included in this Quarterly Report on Form 10-Q. On November 15, 2021, we paid off the loan and security agreement in the amount of $3,200,000 and related outstanding interest and facility fee in amount of $24,498, with funds raised through the IPO.

Interest expense amounted to zero and $89,655 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively, on such Loan Agreement. As of April 2, 2022 and April 3, 2021, deferred financing costs, net of accumulated amortization, totaled zero and $20,906, respectively. Amortization of these costs amounted to zero and $12,544 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Cash Advance Agreements

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory, which are described in greater detail under “Note 9: Advance Payable” to our unaudited financial statements included in this Quarterly Report on Form 10-Q.

As of April 2, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to $197,029 and $932,155, respectively. For the 13 weeks ended April 2, 2022 and April 3, 2021, interest expense related to the advances totaled zero and $59,149, respectively.

SBA Loan

As a response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to aid businesses through the current economic conditions. The CARES, Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a 10-month deferral on payments yielding 1% interest. The Company applied for forgiveness and on August 2, 2021, we received notification and confirmation that our loan, including related accrued interest, was forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income.

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

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on January 15, 2022 and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand.

In September, October and November 2021, the Company borrowed an aggregate of $2,500,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due on January 15, 2022, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand.

As of April 2, 2022 and January 1, 2022, there was $719,566 and $913,708 due to related party, respectively.

Need for Future Funding

As discussed above, our current capital resources, combined with the remaining amount of net proceeds from the IPO, are expected to be sufficient for us to fund operations for the next 12 months from the date these financial statements were issued. We may need funding in addition to the funding raised in this offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets and inventory obsolescence. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the 13 weeks ended April 2, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2021 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2021 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We have used the net proceeds from the IPO to repay debt, and plan to continue to use such net proceeds to increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to continue to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do no accrue interest) (of which $0.8 million was paid as of April 2, 2022); (iv) amounts owed in connection with vendor payables of approximately $1.2 million (of which $0.5 million was settled as of April 2, 2022); and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.8 million (of which $0.6 million was paid as of April 2, 2022), which do not accrue interest.

All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260101) filed by the Company with the SEC under the Securities Act on October 6, 2021, as amended and the Company’s registration statement on Form S-1MEF (File No. 333-260986) filed by the Company with the SEC under the Securities Act on November 10, 2021, each of which became effective on November 10, 2021. The representative of the underwriters of our IPO was EF Hutton, division of Benchmark Investments, LLC. Following the sale of all the shares upon the closing of the IPO, the offer terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business, and payments for the repayment of debt, as discussed above (which repayments to affiliates totaled approximately $1.8 million).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
10.1	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. and Ezra Dabah	10-K	001-41032	4/1/2022	10.30
10.2	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	10-K	001-41032	4/1/2022	10.31
10.3	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	10-K	001-41032	4/1/2022	10.32
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

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

Kidpik Corp.

Date: May 16, 2022	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Kidpik Corp.

Date: May 16, 2022	By:	/s/ Adir Katzav
Adir Katzav
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

