Form 10-Q
period 2022-07-02
KIDPIK CORP.
filed 2022-08-16
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

Number of shares of registrant’s common stock outstanding as of August 16, 2022: 7,688,194.

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

1

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the Securities and Exchange Commission on April 1, 2022 (the “2021 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our potential need for additional funding and the availability and terms of such funding;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with the effect of the COVID-19 pandemic, and governmental responses thereto on our operations, those of our vendors, our customers and members and the economy in general;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with the covenants of our loan and lending agreements and future loan covenants, and the fact that our lending facilities are secured by substantially all of our assets;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

2

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

Additional Information

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Kidpik” refer to Kidpik Corp. The Kidpik design logo, “kidpik,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Kidpik Corp. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Quarterly Report on Form 10-Q.

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	July 2, 2022	January 1, 2022
	(Unaudited)
Assets
Current assets
Cash	$2,465,831	$8,415,797
Restricted cash	4,445	4,703
Accounts receivable	171,176	342,274
Inventory	12,799,430	11,618,597
Prepaid expenses and other current assets	1,669,341	1,726,516
Total current assets	17,110,223	22,107,887

Leasehold improvements and equipment, net	65,966	46,968
Operating lease right-of-use assets	1,738,225	-
Total assets	$18,914,414	$22,154,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,499,293	$2,560,361
Accounts payable, related party	783,955	913,708
Accrued expenses and other current liabilities	455,594	800,972
Advance payable	-	932,155
Operating lease liabilities, current	488,590	-
Short-term debt, related party	2,050,000	2,200,000
Total current liabilities	5,277,432	7,407,196

Operating lease liabilities, net of current portion	1,254,668	-

Total liabilities	6,532,100	7,407,196

Commitments and contingencies

Stockholders’ equity
Preferred stock (par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of July 2, 2022 and January 1, 2022)	-	-
Common stock (par value $0.001, 75,000,000 shares authorized, of which 7,688,194 and 7,617,834 shares are issued and outstanding as of July 2, 2022 and January 1, 2022)	7,688	7,618
Additional paid-in capital	49,676,551	48,659,225
Accumulated deficit	(37,301,925)	(33,919,184)
Total stockholders’ equity	12,382,314	14,747,659
Total liabilities and stockholders’ equity	$18,914,414	$22,154,855

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues, net	$3,774,668	$5,667,947	$8,100,665	$10,988,480

Cost of goods sold	1,473,380	2,249,475	3,207,294	4,331,677

Gross profit	2,301,288	3,418,472	4,893,371	6,656,803

Operating expenses
Shipping and handling	959,141	1,557,823	2,091,225	3,092,276
Payroll and related costs	1,346,744	972,111	2,945,980	1,930,752
General and administrative	1,552,890	2,076,850	3,483,783	4,148,900
Depreciation and amortization	6,654	6,408	12,319	16,129
Total operating expenses	3,865,429	4,613,192	8,533,307	9,188,057
Operating loss	(1,564,141)	(1,194,720)	(3,639,936)	(2,531,254)
Other expenses
Interest expense	7,925	194,182	29,600	354,809
Other (income) expense	-	12,991	(286,795)	13,307
Total other (income) expenses	7,925	207,173	(257,195)	368,116

Loss before provision for income taxes	(1,572,066)	(1,401,893)	(3,382,741)	(2,899,370)

Provision for income taxes	-	825	-	1,332

Net loss	$(1,572,066)	$(1,402,718)	$(3,382,741)	$(2,900,702)

Net loss per share attributable to common stockholders:
Basic	(0.21)	(0.26)	(0.44)	(0.56)
Diluted	(0.21)	(0.26)	(0.44)	(0.56)

Weighted average common shares outstanding:
Basic	7,636,493	5,325,570	7,655,359	5,199,816
Diluted	7,636,493	5,325,570	7,655,359	5,199,816

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity

For the 13 and 26 Weeks Ended July 2, 2022 and July 3, 2021

(Unaudited)

					Additional	Accumulated
	Common Stock		Preferred Stock		paid-in	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 2, 2021	5,075,444	$5,075	-	$-	$29,749,397	$(27,971,637)	$1,782,835

Net loss	-	-	-	-	-	(1,497,984)	(1,497,984)

Balance, April 3, 2021	5,075,444	5,075	-	-	29,749,397	(29,469,621)	284,851

Issuance of common stock	85,217	85	-	-	499,915	-	500,000
Conversion of debt	339,526	340	-	-	1,999,660	-	2,000,000
Net loss	-	-	-	-	-	(1,402,718)	(1,402,718)

Balance, July 3, 2021	5,500,187	$5,500	-	$-	$32,248,972	$(30,872,339)	$1,382,133

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164		617,164
Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	7,618	-	-	49,276,389	(35,729,859)	13,554,148

Equity-based compensation	-	-	-	-	433,924	-	433,924
Issuance of common stock	70,360	70	-	-	(70)	-	-
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(1,572,066)	(1,572,066)

Balance, July 2, 2022	7,688,194	$7,688	-	$-	$49,676,551	$(37,301,925)	$12,382,314

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities

Net loss	$(3,382,741)	$(2,900,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,319	16,129
Amortization of debt issuance costs	-	29,377
Equity-based compensation	1,051,088	-
Bad debt expense	241,057	423,189
Changes in operating assets and liabilities:
Accounts receivable	(69,959)	(374,497)
Inventory	(1,180,833)	(976,185)
Prepaid expenses and other current assets	57,175	(55,457)
Operating lease right-of-use assets and liabilities	5,033	-
Accounts payable	(1,061,068)	(495,910)
Accounts payable, related parties	(129,753)	418,356
Accrued expenses and other current liabilities	(345,378)	104,638
Net cash used in operating activities	(4,803,060)	(3,811,062)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(31,317)	-
Net cash used in investing activities	(31,317)	-
Cash flows from financing activities
Proceeds from issuance of long-term debt from related party	-	2,100,000
Proceeds from issuance of common stock	-	500,000
Cash used to settle net share equity awards	(33,692)
Net proceeds from line of credit	-	323,723
Net proceeds (repayments) from advance payable	(932,155)	536,033
Net proceeds (repayments) from loan payable	(150,000)	400,000
Net cash provided by (used in) financing activities	(1,115,847)	3,859,756
Net (decrease)/increase in cash and restricted cash	(5,950,224)	48,694

Cash and restricted cash, beginning of period	8,420,500	685,296
Cash and restricted cash, end of period	$2,470,276	$733,990

Reconciliation of cash and restricted cash:
Cash	$2,465,831	$199,291
Restricted cash	4,445	534,699
	$2,470,276	$733,990
Supplemental disclosure of cash flow data:
Interest paid	$20,577	$297,158
Taxes paid	$-	$1,332
Supplemental disclosure of non-cash data:
Record right-of use asset and operating lease liabilities	$1,857,925	-
Conversion of shareholder debt	$-	$2,000,000

The accompanying notes are an integral part of these condensed financial statements.

.

Kidpik Corp.

Notes to Condensed Interim Financial Statements

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on April 1, 2022 (the “Form 10-K”).

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended July 2, 2022 and July 3, 2021 consist of 13 weeks. These quarters are referred to herein as the second quarter of “2022” and “2021”, respectively.

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

Recently adopted accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve (12) months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, this standard requires both types of leases to be recognized on the balance sheet. The standard also requires disclosures about the amount, timing and uncertainty of the cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. Refer to Note 7, “Leases” for information regarding our adoption of this guidance effective January 2, 2022 and a discussion of the impact to information presented herein, as well as additional required disclosures under the new guidance.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, Amazon business, and online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

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

Revenue from online website sales, which includes sales from our websites and Amazon online websites, are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due at the time of order.

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

Shipping and handling costs associated with outbound freight fulfillment before control over a product has transferred to a customer are accounted for as a shipping and handling cost in the condensed interim statements of operations.

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

The Company has no unrecognized tax benefits at July 2, 2022 and January 1, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $583,747 and $656,020 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively. Advertising and promotion expenses totaled $1,302,128 and $1,500,272 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. Advertising and promotion expenses are included in general and administrative expenses.

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

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $37,301,925 as of July 2, 2022. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute Management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: INVENTORY

Inventory consists of the following:

	July 2, 2022	January 1,2022
	(unaudited)
Finished goods	$12,503,659	$10,596,968
Goods in transit	295,771	1,021,629
Total	$12,799,430	$11,618,597

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following:

	July 2, 2022	January 1,2022
	(unaudited)
Website development	$267,303	$267,303
Less accumulated amortization	(267,303)	(267,303)
Intangible assets, net	$-	$-

There was zero and $460 of amortization expense for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	July 2, 2022	January 1, 2022
	(unaudited)
Computer equipment	$111,820	$90,205
Furniture and fixtures	184,207	184,207
Leasehold improvements	59,523	59,523
Machinery and equipment	27,101	17,399
Total cost	382,651	351,334
Accumulated depreciation	(316,685)	(304,366)
Leasehold improvements and equipment, net	$65,966	$46,968

Depreciation expense amounted to $6,654 and $6,408 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

Depreciation expense amounted to $12,319 and $15,669 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

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

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of July 2, 2022, the minimum lease payments amount to $125,547 for the year ended December 31, 2022, and $191,106 for the year ending December 30, 2023.

On June 27, 2022, the Company together with a related party, entered into a new agreement to extend the lease agreement with a third party for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average annual rent of $350,000.

The discount rate used in the calculation of the lease liability ranged from 6% to 7%, which is based on our estimate of the rate of interest that we could have to pay to borrow on a collateralized basis over a similar term and mount equal to the lease payments in similar economic environment as the lease does not provide an implicit rate.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of July 2, 2022:

July 2, 2022
Assets
Operating lease right-of-use assets, net	$1,738,225

Liabilities
Operating lease liabilities – current	$488,590
Operating lease liabilities – non-current	1,254,668
Total Lease Liabilities	$1,743,258

The maturities of our operating lease liabilities as of July 2, 2022, are as follows:

Maturity of Operating Lease Liabilities
2022	$290,547
2023	527,706
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	2,013,668
Less: imputed interest	(270,410)
Present value of lease liabilities	$1,743,258

NOTE 8: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $80,398 and $172,767 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $25,578 and $37,198 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively and are included in general and administrative expenses in the condensed interim statements of operations.

Management fees amounted to $56,504 and $74,729 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively and are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For the 13 and 26 weeks ended July 2, 2022 and July 3, 2021, related party office rent amounted to $82,500 and $165,000 for both periods respectively, and is included in general and administrative expenses in the condensed interim statements of operations. On June 27, 2022, the parties signed a new lease agreement with a third party, see Note 7.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $125,547 for the year ending December 31, 2022, and $191,106 for the year ending December 30, 2023.

As of July 2, 2022 and January 1, 2022, there was $783,955 and $913,708 due to related party, respectively.

See Note 11 for a description of short-term debt from affiliated entities under common control and from stockholders.

NOTE 9: ADVANCE PAYABLE

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory or to pay marketing cost. Those include the following transactions:

On February 1, 2021, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $360,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay $381,600, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $100,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $311,953 previously owed to the financial institution (totaling $411,953), plus interest, by depositing future receivables with the lender in the total amount of $417,954. The cash advance bears interest at a rate of 7% per annum for the first 121 days and 12.50% per annum thereafter until the advance is fully repaid.

On March 10, 2021, the Company also entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,137,666 of receivables from the Company for $1,062,666, which included $437,666 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,137,666 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On May 7, 2021, the Company entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $461,316 of receivables from the Company for $446,316, which included $196,316 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $461,316, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $125,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $355,598 previously owed to the financial institution (totaling $480,598), plus interest, by depositing future receivables with the lender in the total amount of $488,098. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid.

On June 4, 2021, the Company entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,196,055 of receivables from the Company for $1,124,055, which included $524,055 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,196,055 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On July 9, 2021, the Company entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $495,902 of receivables from the Company for $488,402, which included advanced cash totaling $125,000 to be used for the purchase of inventory and $363,402 owed under the previous agreement. In accordance with the agreement, the Company agreed to repay $495,902, plus interest, by depositing future receivables with the lender. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $185,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $390,169 previously owed to the financial institution (totaling $575,169), plus interest, by depositing future receivables with the lender in the total amount of $586,269. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid.

On August 10, 2021, the Company also entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $1,182,318 of receivables from the Company for $1,136,718, which included $756,718 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $1,182,318 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On October 22, 2021, the Company entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $863,847 of receivables from the Company for $857,847, which included $807,847 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $863,847 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased.

On October 27, 2021, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $300,000 to be used for the purchase of inventory. In accordance with the agreement, the Company agreed to repay the advanced cash plus $381,124 previously owed to the financial institution (totaling $681,124), plus interest, by depositing future receivables with the lender in the total amount of $699,124. The cash advance bears interest at a rate of 7.5% per annum for the first 121 days and 12.5% per annum thereafter until the advance is fully repaid. On May 11, 2022, the Company satisfied its obligations under the October 27, 2021 cash advance agreement in full.

On November 2, 2021, the Company entered into a cash advance agreement with a financial institution. Pursuant to the agreement, the financial institution purchased $923,682 of receivables from the Company for $899,682, which included $699,682 owed under the previous agreement. The Company will deliver 12.5% of the future collections of receivables to the financial institution until $923,682 has been paid. In the event no event of default has occurred under the agreement and the Company remains in compliance with its terms, the financial institution will provide a 6% discount on the receivables purchased. On April 29, 2022, the Company satisfied its obligations under the November 2, 2021 cash advance agreement in full.

As of July 2, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For the 26 weeks ended July 2, 2022 and July 3, 2021, interest expense related to the advances totaled zero and $102,834, respectively. For the 13 weeks ended July 2, 2022 and July 3, 2021, interest expense related to the advances amounted to zero and $49,985, respectively.

NOTE 10: LOAN PAYABLE

As a response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a ten-month deferral on payments yielding 1% interest. The Company applied for forgiveness of the loan and on August 2, 2021, notification and confirmation was received that our loan including related accrued interest had been forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income in the condensed interim statements of operations.

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

In September, October and November 2021, the Company borrowed $2,500,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal was due on January 15, 2022, or was due at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand. On June 2, 2022, the Company paid $150,000 of the outstanding loan amounts.

NOTE 12: LINE OF CREDIT

In September 2017, the Company entered into a loan and security agreement with a lender for an initial term of two years. The agreement was amended in July 2019, September 2019, November 2020, April 2021, July 2021 and August 2021. The agreement allows the Company to request advances from the lender up to $3,200,000, in minimum installments of $10,000. The advances are limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances bear interest at a rate of 1.42% per month and mature on November 20, 2021. The loan and security agreement is personally guaranteed by two stockholders of the Company. The Loan Agreement includes an early termination fee equal to 3% of the maximum amount available (currently $3.2 million), provided that such fee is waived if the Company sells equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement includes customary covenants and also includes that an event of default occurs if certain shareholders cease being the direct or indirect beneficial owner of more than 50% of the voting stock, or if any other person or entity shall become the direct or indirect owner of over 45% of the voting stock or if certain employees cease to be employed by the Company. On November 15, 2021, the Company paid off the loan and security agreement in the amount of $3,200,000 and related outstanding interest and facility fee in the amount of $24,498, with funds raised through the Company’s November 2021 initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

As of July 2, 2022 and January 1, 2022, there was no outstanding advance amounts related to the line of credit. Interest expense amounted to zero and $190,340 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. Interest expense amounted to zero and $100,684 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

As of July 2, 2022 and January 1, 2022, deferred financing costs, net of accumulated amortization, totaled zero for both periods. Amortization of these costs amounted to zero and $29,377 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. Amortization of these costs amounted to zero and $10,494 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

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

NOTE 14: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 and 26 weeks ended July 2, 2022 and July 3, 2021. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

Diluted net loss per share for the 13 and 26 periods ended July 2, 2022 does not include stock options to purchase 298,000 shares of common stock and 176,000 restricted stock units as their effect was anti-dilutive.

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net loss	$(1,572,066)	$(1,402,718)	$(3,382,741)	$(2,900,702)
Weighted Average Shares – Basic	7,636,493	5,325,570	7,655,359	5,199,816
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted	7,636,493	5,325,570	7,655,359	5,199,816
Basic net loss per share	(0.21)	(0.26)	(0.44)	(0.56)
Diluted net loss per share	(0.21)	(0.26)	(0.44)	(0.56)

NOTE 15: STOCKHOLDERS’ EQUITY

On May 10, 2021, the Company filed an amended and restated Certificate of Incorporation which authorized 75,000,000 shares of Common Stock having a par value of $0.001 per share and 25,000,000 shares of Preferred Stock having a par value of $0.001 per share. All shares of Common Stock shall be of the same class and have equal rights, powers and privileges. The Preferred Stock may be issued from time to time in one or more series and each issued series may have full or limited designations, preferences, participating, special rights and limitation as adopted by the Board of Directors. In conjunction with this amendment, the Company completed a forward split of existing Common Stock whereby each one share of Common Stock was automatically split up and converted into 671 shares of Common Stock. The condensed interim statements of changes in stockholders’ equity were restated to retroactively incorporate this stock split.

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

On May 12, 2021, the Company and each then stockholder of the Company, other than one minority stockholder holding 147,620 shares or 2.7% of the Company’s then outstanding common stock, entered into a Covenant Termination and Release Agreement, whereby each executing stockholder, in consideration for $10, agreed to terminate any and all preemptive rights, anti-dilutive rights, tag-along, drag-along or other special stockholder rights which they held as a result of the terms of any prior Investment Agreements or Conversion Agreements, and release the Company from any and all liability or obligations in connection with any such special stockholder rights.

NOTE 16: EQUITY-BASED COMPENSATION

On May 9, 2021, the Board of Directors and majority stockholders adopted an Equity Incentive Plan which provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards, shares in performance of services or any combination of the foregoing.

On September 30, 2021, the Board of Directors and majority stockholders of the Company amended and restated its 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of non-statutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSU awards), performance awards and other forms of awards to our employees, directors and consultants and any of our affiliates’ employees and consultants. A total of 2,600,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan.

On November 10, 2021, prior to the pricing of the IPO, the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units to a board of director member. Such options and restricted stock units vested 1/3 on May 15, 2022 (six months from the closing of the Company’s IPO); and continue to vest (to the extent not forfeited) (i) 1/3 on May 15, 2023 (18 months from the closing of the IPO); and (ii) 1/3 on May 15, 2024 (30 months from the closing date of the IPO). The options each have a term of five years. On May 15, 2022, 88,000 restricted stock units were vested of which 70,360 common stocks were issued and 17,640 were forfeited and cancelled to settle tax liability on the vested shares.

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

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2022	480,000	$8.50
Granted	-	-
Vested	(149,000)	8.50
Forfeited/Repurchased	(33,000)	-
Balance as of July 2, 2022	298,000	$8.50
Vested as of July 2, 2022	149,000	8.50

As of July 2, 2022, there was $2.3 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.9 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 and 26 weeks ended July 2, 2022, were $433,924 and $1,051,088, respectively. The non-cash compensation expense is included as part of payroll expense.

NOTE 17: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended July 2, 2022, three vendors accounted for approximately 59.8% of inventory purchases. For the 13 weeks ended July 3, 2021, three vendors accounted for approximately 65.3% of inventory purchases. For the 26 weeks ended July 2, 2022, two vendors accounted for approximately 51% of inventory purchases. For the 26 weeks ended July 3, 2021, three vendors accounted for approximately 58% of inventory purchases.

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

NOTE 18: REVENUE, NET DISCLOSURES

The Company’s revenue, net is disaggregated based on the following categories:

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Subscription boxes	$2,974,550	$4,832,672	$6,458,401	$9,417,285
Amazon sales	559,077	716,617	1,108,577	1,324,866
Online website sales	241,041	118,658	533,687	246,329
Total revenue	$3,774,668	$5,667,947	$8,100,665	$10,988,480

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 31, 2022 is a 52-week year and referred to herein as fiscal “2022”. The years ended January 1, 2022 and January 2, 2021 were 52- and 53-week years, respectively. These years are referred to herein as fiscal “2021” and “2020”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the second quarter of fiscal 2022 and the second quarter of fiscal 2021, refer to the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 and 26 weeks ended July 2, 2022 and July 3, 2021, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview.

●	Key Performance Indicators.

●	Factors Affecting Our Future Performance.

●	Components of Results of Operations.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

Overview

We began operations in 2016 as a subscription-based e-commerce company on the proposition of making shopping easy, convenient, and accessible for parents by delivering fashionable and customized kids’ outfits in a box. Kidpik provides kids clothing subscription boxes for boys and girls (sizes 12M-16) that include mix-&-match, coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing each seasonal collection in-house from concept to box.

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes) in the Spring of 2022 added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, launched shop.kidpik.com, where we sell individual apparel items and shoes, curated outfits, pre-styled boxes and our 2 for basics. We also recently introduced size 12 and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We also introduced an “add-on” option for all members, whereby they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the average box transaction size and gross margin. We have recently expanded our subscription box offerings, introducing a 12-piece box option in addition to our traditional 8-piece box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

As of the date of this Report, we provide e-commerce services only throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We currently plan to expand our offerings with the introduction of husky/plus, slim to our assortment during Q3 of 2022. We will continue to analyze the marketplace for interest in new products and may further invest in expanding our current lines.

We have added new channels to our paid advertising strategy, including TikTok, Tap Joy and new affiliate partnerships, with the goal of increasing new member growth. In addition, we have focused on other revenue share marketing opportunities, such as continuing to scale our influencer ambassador program, and launched a consumer-facing brand ambassador program. We are also pursuing new awareness strategies, such as cross-promotional opportunities with children’s companies with brand synergies.

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

Gross Margin

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Gross margin	61.0%	60.3%	60.4%	60.6%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returned from customers, inventory write-offs, and other miscellaneous shrinkage.

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net loss	$(1,572,066)	$(1,402,718)	$(3,382,741)	$(2,900,702)
Add (deduct)
Interest expense	7,925	194,182	29,600	354,809
Other (income)/expense	-	12,991	(286,795)	13,307
Provision for income taxes	-	825	-	1,332
Depreciation and amortization	6,654	6,408	12,319	16,129
Equity-based compensation	433,924	-	1,051,088	-

Adjusted EBITDA	$(1,123,563)	$(1,188,312)	$(2,576,529)	$(2,515,125)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, amazon and online website sales.

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Shipped Items (In thousands)	354	579	725	1,122

The decrease in shipped items for the 13 and 26 weeks ended July 2, 2022, were primarily driven by a decrease in subscription boxes sales.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 26 weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Average Shipment Keep Rate	69.2%	69.4%	69.8%	68.6%

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

Retention of Existing Subscribers

Our ability to retain subscribers is also a key factor in our ability to generate revenue growth. Most of our current subscribers purchase products through subscription-based plans, where subscribers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted.

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

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and other marketplaces. We refer to these revenue classifications as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

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

Other Non-Operating Income

Other non-operating income related to the forgiveness of prior Paycheck Protection Program Loan.

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

Although COVID-19 has had a major impact on businesses around the world, to date, other than in March and April 2020, during which period, as described above, our warehouse was shut down, the pandemic has not had a significant negative impact on our business, except as discussed below. Since then, our warehouse returned to working at full capacity; however, the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks, virus mutations, the efficacy of vaccines, and the willingness of individuals to take such vaccines, all of which are uncertain and cannot be predicted.

We have, however, experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher e-commerce shipping demand, which may negatively impact our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-19-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.

RESULTS OF OPERATIONS

Comparison of the 13 and 26 weeks ended July 2, 2022 and July 3, 2021

Revenue

Our revenue for the 13 weeks ended July 2, 2022, decreased by 33.4% to $3,774,668, compared to $5,667,947 for the 13 weeks ended July 3, 2021, a decrease of $1,893,279 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended July 2, 2022, and July 3, 2021, is summarized in the table below:

	13 weeks ended July 2, 2022	13 weeks ended July 3, 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,974,550	$4,832,672	$(1,858,122)	(38.4)%
Amazon sales	559,077	716,617	(157,540)	(22.0)%
Online website sales	241,041	118,658	122,383	103.1%
Total revenue	$3,774,668	$5,667,947	$(1,893,279)	(33.4)%

Our revenue for the 26 weeks ended July 2, 2022, decreased by 26.3% to $8,100,665, compared to $10,988,480 for the 26 weeks ended July 3, 2021, a decrease of $2,887,815 from the prior period. The revenue breakdown by sales channel for the 26 weeks ended July 2, 2022, and July 3, 2021, is summarized in the table below:

	26 weeks ended July 2, 2022	26 weeks ended July 3, 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$6,458,401	$9,417,285	$(2,958,884)	(31.4)%
Amazon sales	1,108,577	1,324,866	(216,289)	(16.3)%
Online website sales	533,687	246,329	287,358	116.7%
Total revenue	$8,100,665	$10,988,480	$(2,887,815)	(26.3)%

The revenue from subscription boxes for the 13 weeks ended July 2, 2022 and July 3, 2021, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	13 weeks ended July 2, 2022	13 weeks ended July 3, 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,650,324	$3,875,803	$(1,225,479)	(31.6)%
New subscriptions - first box	324,226	956,869	(632,643)	(66.1)%
Total subscription boxes revenue	$2,974,550	$4,832,672	$(1,858,122)	(38.4)%

The revenue from subscription boxes for the 26 weeks ended July 2, 2022 and July 3, 2021, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	26 weeks ended July 2, 2022	26 weeks ended July 3, 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$5,786,892	$7,609,525	$(1,822,633)	(24.0)%
New subscriptions - first box	671,509	1,807,760	(1,136,251)	(62.9)%
Total subscription boxes revenue	$6,458,401	$9,417,285	$(2,958,884)	(31.4)%

The decrease in revenue for the 13 weeks ended July 2, 2022 was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 13 weeks ended July 2, 2022 and July 3, 2021 is summarized in the table below:

	13 weeks ended July 2, 2022	13 weeks ended July 3, 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$2,762,669	$4,274,890	$(1,512,221)	(35.4)%
Boys’ apparel	821,650	1,099,437	(277,787)	(25.3)%
Toddlers’ apparel	190,349	293,620	(103,271)	(35.2)%
Total revenue	$3,774,668	$5,667,947	$(1,893,279)	(33.4)%

The decrease in revenue for the 26 weeks ended July 2, 2022 was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 26 weeks ended July 2, 2022 and July 3, 2021 is summarized in the tables below:

	26 weeks ended July 2, 2022	26 weeks ended July 3, 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$6,019,561	$8,457,543	$(2,437,982)	(28.8)%
Boys’ apparel	1,689,445	2,229,910	(540,465)	(24.2)%
Toddlers’ apparel	391,659	301,027	90,632	30.1%
Total revenue	$8,100,665	$10,988,480	$(2,887,815)	(26.3)%

The number of items shipped to our customers decreased by 38.9%, from approximately 579,000 for the 13 weeks ended July 3, 2021, to approximately 354,000 for the 13 weeks ended July 2, 2022. The average shipment keep rate was 69.2% in the 13 weeks ended July 2, 2022, compared to 69.4% in the 13 weeks ended July 3, 2021.

The number of items shipped to our customers decreased by 35.4%, from approximately 1,122,000 for the 26 weeks ended July 3, 2021, to approximately 725,000 for the 26 weeks ended July 2,2022. The average shipment keep rate increased to 69.8% in the 26 weeks ended July 2, 2022, compared to 68.6% in the 26 weeks ended July 3, 2021.

Cost of Goods Sold

Our cost of goods sold decreased by 34.5% to $1,473,380 for the 13 weeks ended July 2, 2022, compared to $2,249,475 for the 13 weeks ended July 3, 2021, a decrease of $776,095.

Our cost of goods sold decreased by 26.0% to $3,207,294 for the 26 weeks ended July 2, 2022, compared to $4,331,677 for the 26 weeks ended July 3, 2021, a decrease of $1,124,383.

The decrease in cost of goods sold for the 13 and 26 weeks ended July 2, 2022, compared to the same periods in fiscal 2021, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,301,288 for the 13 weeks ended July 2, 2022, compared to gross profit of $3,418,472 for the 13 weeks ended July 3, 2021. The decrease in gross profit for the 13 weeks ended July 2, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 61.0% for the 13 weeks ended July 2, 2022, compared to 60.3% for the 13 weeks ended July 3, 2021.

Our gross profit was $4,893,371 for the 26 weeks ended July 2, 2022, compared to gross profit of $6,656,803 for the 26 weeks ended July 3, 2021. The decrease in gross profit for the 26 weeks ended July 2, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 60.4% for the 13 weeks ended July 2, 2022, compared to 60.6% for the 26 weeks ended July 3, 2021.

Operating Expenses

Our operating expenses for the 26 weeks ended July 2, 2022 and July 3, 2021, are summarized in the table below:

	13 weeks ended July 2, 2022	13 weeks ended July 3, 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$959,141	$1,557,823	$(598,682)	(38.4)%
Payroll, related costs and equity-based compensation	1,346,744	972,111	374,633	38.5%
General and administrative	1,552,890	2,076,850	(523,960)	(25.2)%
Depreciation and amortization	6,654	6,408	246	3.8%
Total expenses	$3,865,429	$4,613,192	$(747,763)	(16.2)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended July 2, 2022, decreased by $747,763 or 16.2% to $3,865,429, compared to $4,613,192 for the 13 weeks ended July 3, 2021. This decrease was mainly a result of (i) a decrease in shipping and handling of $598,682, which was due to lower subscription box sales — our shipping and handling expenses were 25.4% of total revenue in the current period, compared to 27.5% of total revenue in the previous period and (ii) a $523,960 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses and a decrease in third-party fees due to the decrease in sales, which was offset by an increase in payroll and related costs of $374,633, mainly due to non-cash, equity-based compensation of $433,924 recorded in the second quarter of 2022.

Our operating expenses for the 26 weeks ended July 2, 2022 and July 3, 2021, are summarized in the table below:

	26 weeks ended July 2, 2022	26 weeks ended July 3, 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$2,091,225	$3,092,276	$(1,001,051)	(32.4)%
Payroll, related costs and equity-based compensation	2,945,980	1,930,752	1,015,228	52.6%
General and administrative	3,483,783	4,148,900	(665,117)	(16.0)%
Depreciation and amortization	12,319	16,129	(3,810)	(23.6)%
Total expenses	$8,533,307	$9,188,057	$(654,750)	(7.1)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 26 weeks ended July 2, 2022, decreased by $654,750 or 7.1% to $8,533,307, compared to $9,188,057 for the 26 weeks ended July 3, 2021. This decrease was mainly a result of (i) a decrease in shipping and handling of $1,001,051, which was due to lower subscription box sales — our shipping and handling expenses were 25.8% of total revenue in the current period, compared to 28.1% of total revenue in the previous period and (ii) a $665,117 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses and a decrease in third-party fees due to the decrease in sales, which was offset by an increase in payroll and related costs of $1,015,228, mainly due to non-cash, equity-based compensation of $1,051,088 recorded in 2022.

Loss from Operations

Loss from operations increased from $1,194,720 for the 13 weeks ended July 3, 2021, to $1,564,141 for the 13 weeks ended July 2, 2022. The increase in loss from operations was largely due to non-cash compensation of $433,924 recorded in the second quarter of 2022 and the decrease in sales.

Loss from operations increased from $2,531,254 for the 26 weeks ended July 3, 2021, to $3,639,936 for the 26 weeks ended July 2, 2022. The increase in loss from operations was largely due to non-cash compensation of $1,051,088 recorded in 2022 and the decrease in sales.

Other Expenses

Total other expenses were $7,925 and $207,173 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively. The decrease in interest expense from $194,182 for the 13 weeks ended July 3, 2021 to $7,925 for the 13 weeks ended July 2, 2022, was due to the decrease in our outstanding debt.

Total other (income)/expenses were ($257,195) and $368,116 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. The decrease in interest expense from $354,809 for the 26 weeks ended July 3, 2021 to $29,600 for the 26 weeks ended July 2, 2022, was due to the decrease in our outstanding debt and increase in other income for the 26 weeks ended July 2, 2022, which was due to settlement of insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

We had a nominal provision for income taxes during both the 13 and 26 weeks ended July 2, 2022 and July 3, 2021.

Net Loss

We had a net loss of 1,572,066 for the 13 weeks ended July 2, 2022, compared to a net loss of $1,402,718 for the 13 weeks ended July 3, 2021, an increase in net loss of $169,348 or 12.1%. The increase in net loss was primarily due to an increase in non-cash, equity-based compensation expense of $433,924 and the decrease in revenue, offset by a decrease in general and administrative expenses of $585,142 and a decrease in interest expenses of $186,257, each as discussed in greater detail above.

We had a net loss of $3,382,741 for the 26 weeks ended July 2, 2022, compared to a net loss of $2,900,702 for the 26 weeks ended July 3, 2021, an increase in net loss of $482,039 or 16.6%. The increase in net loss was primarily due to an increase in non-cash, equity-based compensation expense of $1,051,088 and decrease in revenue, offset by a decrease in interest expenses and increase of other income of $625,311, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	July 2, 2022	January 1, 2022	Change ($)	Change (%)
Cash and restricted cash	$2,470,276	$8,420,500	$(5,950,224)	(70.7)%
Working Capital	$11,832,791	$14,700,691	$(2,867,900)	(19.5)%
Short-term debt, related party	$2,050,000	$2,200,000	$(150,000)	(6.8)%

On July 2, 2022, we had $2,470,276 of cash and restricted cash on hand compared to $8,420,500 of cash on hand at January 1, 2022.

As of July 2, 2022, the Company had total current liabilities of $5,277,432, consisting mainly of accounts payable of $1,499,293, accounts payable to related party of $783,955, accrued expenses of $455,594, operating lease liability of $488,590 and short-term debt from related party of $2,050,000 (discussed below).

As of July 2, 2022, we had $17,110,223 in total current assets, $5,277,432 in total current liabilities, working capital of $11,832,791 and a total accumulated deficit of $37,301,925.

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

We have used the net proceeds from the IPO to repay debt, and plan to continue to use such net proceeds to increase our capitalization and financial flexibility, and create a public market for our common stock, and facilitate our future access to the capital markets. We also plan to continue to use a portion of the net proceeds for marketing expenses and for working capital. We used a portion of the net proceeds from the offering to pay all or a portion of our debt outstanding as of October 28, 2021, which included (i) the repayment of amounts owed to Crossroads totaling approximately $3.2 million (which amount was repaid in full, together with accrued interest and a termination fee in the amount of $24,498, on November 15, 2021); (ii) amounts owed under a short-term, unsecured promissory note, with Nina Footwear in the amount of $0.4 million, which is noninterest-bearing and due on December 31, 2021 (of which $0.4 million was paid on November 16, 2021); (iii) amounts owed to related party in the amount of $1.3 million (which do not have a stated maturity date and which do not accrue interest) (of which $0.8 million was paid as of July 2, 2022); (iv) amounts owed in connection with vendor payables of approximately $1.2 million (of which $0.5 million was settled as of July 2, 2022); and (v) amounts due under unsecured promissory notes with Ezra Dabah, our Chief Executive Officer and other related party stockholders, which are trusts controlled by family members of Ezra Dabah in the amount of $2.8 million (of which $0.75 million was paid as of July 2, 2022), which do not accrue interest.

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute Management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

	26 weeks ended July 2, 2022	26 weeks ended July 3, 2021
Cash provided by (used in):
Operating activities	$(4,803,060)	$(3,811,062)
Investing activities	(31,317)	-
Financing activities	(1,115,847)	3,859,756
Net decrease in cash	$(5,950,224)	$48,694

Net cash used in operating activities increased to $4,803,060 for the 26 weeks ended July 2, 2022, compared to $3,811,062 of cash used in operating activities during the 26 weeks ended July 3, 2021. The increase in our cash used in operating activities of approximately $1.0 million was primarily due to adjustments for non-cash items totaling $0.8 million, the negative impact from changes in operating assets and liabilities in the amount of approximately $1.3 million, and an increase in the net loss in the amount of approximately $0.5 million, as discussed in greater detail above.

Net cash used in investing activities during the 26 weeks ended July 2, 2022 was $31,317, which was related to purchases of equipment, compared to no cash used in investing activities during the 26 weeks ended July 3, 2021.

Net cash used in financing activities was $1,115,847 for the 26 weeks ended July 2, 2022, related to repayment of advances payable, compared to net cash provided by financing activities of $3,859,756 for the 26 weeks ended July 3, 2021, mainly as a result of $2.1 million in convertible notes sold during the prior period, which have since been converted into common stock, proceeds from issuance of common stock of $0.5 million, an increase in advance payable in the amount of $0.5 million, line of credit of $0.3 million and related party loan of $0.4 million.

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

Interest expense amounted to zero and $100,684 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively. Interest expense amounted to zero and $190,340 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

As of July 2, 2022 and July 3, 2021, deferred financing costs, net of accumulated amortization, totaled zero and $13,019, respectively. Amortization of these costs amounted to zero and $29,377 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

Cash Advance Agreements

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory, which are described in greater detail under “Note 9: Advance Payable” to our unaudited financial statements included in this Quarterly Report on Form 10-Q.

During the second quarter of 2022, the Company satisfied its obligations under the October 27, 2021 and November 2, 2021 cash advance agreements in full.

As of July 2, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For the 13 weeks ended July 2, 2022 and July 3, 2021, interest expense related to the advances totaled zero and $102,837, respectively.

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

In September, October and November 2021, the Company borrowed an aggregate of $2,500,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due on January 15, 2022, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand. On June 2, 2022, Company paid $150,000 of the outstanding loan amounts.

As of July 2, 2022 and January 1, 2022, there was $783,955 and $913,708 due to related party, respectively.

Need for Future Funding

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute Management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the 13 weeks ended July 2, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2021 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K, which are incorporated herein by reference. You should carefully consider such factors and those below, which could materially affect our business, financial condition or future results. The risks described in the 2021 Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There is substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute Management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.

Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led and in the future may lead, consumers to delay or reduce purchases of our products. Consumer demand for our products may decline as a result of an economic downturn, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

On November 15, 2021, we completed our IPO, in which we sold 2,117,647 shares of common stock at a price to the public of $8.50 per share. In connection with the IPO, the Company also granted the representative of the underwriters a 45-day option to purchase up to an additional 317,647 shares of its common stock. All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260101) filed by the Company with the SEC under the Securities Act on October 6, 2021, as amended and the Company’s registration statement on Form S-1MEF (File No. 333-260986) filed by the Company with the SEC under the Securities Act on November 10, 2021, each of which became effective on November 10, 2021. We received aggregate net proceeds of approximately $16.1 million, after deducting underwriting discounts and commissions, and offering costs. There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

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

Kidpik Corp.

Date: August 16, 2022	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Kidpik Corp.

Date: August 16, 2022	By:	/s/ Adir Katzav
Adir Katzav
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

