Form 10-Q
period 2022-10-01
KIDPIK CORP.
filed 2022-11-15
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

Number of shares of registrant’s common stock outstanding as of November 15, 2022: 7,688,194.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding and potential dilution caused thereby;

●	the continuing effect of COVID-19 on our operations, sales, and market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	rising interest rates and inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our business, including our costs and supply chain, which is subject to risks associated with rising inflation;

●	our ability to establish or maintain vendor and supplier relations and/or relationships with third-parties;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the Securities and Exchange Commission on April 1, 2022 (the “2021 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with the effect of the COVID-19 pandemic, and governmental responses thereto on our operations, those of our vendors, our customers and members and the economy in general;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

2

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with the covenants of our loan and lending agreements and future loan covenants, and the fact that our lending facilities are secured by substantially all of our assets;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	October 1, 2022	January 1, 2022
	(Unaudited)
Assets
Current assets
Cash	$216,552	$8,415,797
Restricted cash	4,618	4,703
Accounts receivable	229,341	342,274
Inventory	14,293,277	11,618,597
Prepaid expenses and other current assets	1,046,157	1,726,516
Total current assets	15,789,945	22,107,887

Leasehold improvements and equipment, net	69,882	46,968
Operating lease right-of-use assets	1,603,945	-
Total assets	$17,463,772	$22,154,855

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,057,194	$2,560,361
Accounts payable, related party	979,652	913,708
Accrued expenses and other current liabilities	509,418	800,972
Advance payable	-	932,155
Operating lease liabilities, current	492,443	-
Short-term debt, related party	2,050,000	2,200,000
Total current liabilities	6,088,707	7,407,196

Operating lease liabilities, net of current portion	1,127,101	-

Total liabilities	7,215,808	7,407,196

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of October 1, 2022 and January 1, 2022	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 7,688,194 and 7,617,834 shares are issued and outstanding as of October 1, 2022 and January 1, 2022, respectively	7,688	7,618
Additional paid-in capital	49,980,531	48,659,225
Accumulated deficit	(39,740,255)	(33,919,184)
Total stockholders’ equity	10,247,964	14,747,659
Total liabilities and stockholders’ equity	$17,463,772	$22,154,855

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues, net	$3,633,467	$5,574,099	$11,734,132	$16,562,579

Cost of goods sold	1,442,258	2,327,335	4,649,552	6,659,012

Gross profit	2,191,209	3,246,764	7,084,580	9,903,567

Operating expenses
Shipping and handling	1,042,186	1,451,065	3,133,411	4,543,341
Payroll and related costs	1,191,515	1,023,241	4,137,495	2,953,993
General and administrative	2,366,283	2,169,283	5,850,066	6,318,183
Depreciation and amortization	7,670	5,226	19,989	21,355
Total operating expenses	4,607,654	4,648,815	13,140,961	13,836,872
Operating loss	(2,416,445)	(1,402,051)	(6,056,381)	(3,933,305)
Other expenses
Interest expense	21,885	229,657	51,485	584,466
Other (income) expense	-	(442,352)	(286,795)	(429,045)
Total other (income) expenses	21,885	(212,695)	(235,310)	155,421

Loss before provision for income taxes	(2,438,330)	(1,189,356)	(5,821,071)	(4,088,726)

Provision for income taxes	-	-	-	1,332

Net loss	$(2,438,330)	$(1,189,356)	$(5,821,071)	$(4,090,058)

Net loss per share attributable to common stockholders:
Basic	(0.32)	(0.22)	(0.76)	(0.77)
Diluted	(0.32)	(0.22)	(0.76)	(0.77)

Weighted average common shares outstanding:
Basic	7,688,194	5,500,187	7,653,790	5,300,308
Diluted	7,688,194	5,500,187	7,653,790	5,300,308

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the 13 and 39 Weeks Ended October 1, 2022 and October 2, 2021

(Unaudited)

					Additional	Accumulated
	Common Stock		Preferred Stock		paid-in	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 2, 2021	5,075,444	$5,075	-	$-	$29,749,397	$(27,971,637)	$1,782,835

Net loss	-	-	-	-	-	(1,497,984)	(1,497,984)

Balance, April 3, 2021	5,075,444	5,075	-	-	29,749,397	(29,469,621)	284,851

Issuance of common stock	85,217	85	-	-	499,915	-	500,000
Conversion of debt	339,526	340	-	-	1,999,660	-	2,000,000
Net loss	-	-	-	-	-	(1,402,718)	(1,402,718)

Balance, July 3, 2021	5,500,187	5,500	-	-	32,248,972	(30,872,339)	1,382,133

Net loss	-	-	-	-	-	(1,189,356)	(1,189,356)

Balance, October 2, 2021	5,500,187	$5,500	-	$-	$32,248,972	$(32,061,695)	$(192,777)

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164	-	617,164
Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	7,618	-	-	49,276,389	(35,729,859)	13,554,148

Equity-based compensation	-	-	-	-	433,924	-	433,924
Issuance of common stock	70,360	70	-	-	(70)	-	-
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(1,572,066)	(1,572,066)

Balance, July 2, 2022	7,688,194	7,688	-	-	49,676,551	(37,301,925)	12,382,314

Equity-based compensation	-	-	-	-	303,980	-	303,980
Net loss	-	-	-	-	-	(2,438,330)	(2,438,330)

Balance, October 1, 2022	7,688,194	$7,688	-	$-	$49,980,531	$(39,740,255)	$10,247,964

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net loss	$(5,821,071)	$(4,090,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,989	21,355
Amortization of debt issuance costs	-	29,377
Forgiveness of loan payable	-	(442,352)
Equity-based compensation	1,355,068	-
Bad debt expense	456,388	614,239
Changes in operating assets and liabilities:
Accounts receivable	(343,455)	(666,864)
Inventory	(2,674,680)	(1,123,932)
Prepaid expenses and other current assets	680,359	(292,684)
Operating lease right-of-use assets and liabilities	15,599	-
Accounts payable	(503,167)	(123,612)
Accounts payable, related parties	65,944	619,227
Accrued expenses and other current liabilities	(291,554)	(182,064)
Net cash used in operating activities	(7,040,580)	(5,637,368)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(42,903)	-
Net cash used in investing activities	(42,903)	-

Cash flows from financing activities
Proceeds from issuance of long-term debt from related party	-	2,000,000
Proceeds from issuance of common stock	-	500,000
Cash used to settle net share equity awards	(33,692)	-
Net proceeds from line of credit	-	1,138,505
Net proceeds (repayments) from advance payable	(932,155)	367,712
Net proceeds (repayments) from loan payable related party	(150,000)	1,300,000
Net cash (used in) provided by financing activities	(1,115,847)	5,306,217
Net decrease in cash and restricted cash	(8,199,330)	(331,151)

Cash and restricted cash, beginning of period	8,420,500	685,296
Cash and restricted cash, end of period	$221,170	$354,145

Reconciliation of cash and restricted cash:
Cash	$216,552	$204,877
Restricted cash	4,618	149,268
	$221,170	$354,145
Supplemental disclosure of cash flow data:
Interest paid	$21,830	$500,905
Taxes paid	$-	$1,332
Supplemental disclosure of non-cash data:
Record right-of use asset and operating lease liabilities	$1,857,925	$-
Conversion of shareholder debt	$-	$2,000,000

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

Fiscal year: The Company uses a 52- or 53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended October 1, 2022 and October 2, 2021 consist of 13 weeks. These quarters are referred to herein as the third quarter of “2022” and “2021”, respectively.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the inventory obsolescence, equity-based compensation, operating lease right-of-use assets and operating lease liabilities, bad debts, and the valuation of deferred tax assets. Accordingly, actual results could differ from those estimates.

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

Accounting standards issued but not yet adopted: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its financial statements. The Company does not believe that the adoption of this standard would have a material impact on the Company’s financial statements.

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

Net loss per common share: The Company complies with the accounting and disclosure requirements of FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock units, if any, under the treasury stock method unless their impact is anti-dilutive.

Revenue recognition: The Company recognizes revenue from three sources: its subscription box sales, Amazon business, and online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted, and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the delivery. Control is transferred either when a subscriber checks out or automatically 10 days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021 and ending January 6, 2022, we charged new subscribers an up-front styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

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

The Company has no unrecognized tax benefits at October 1, 2022 and January 1, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $969,115 and $1,014,495 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively. Advertising and promotion expenses totaled $2,271,243 and $2,514,767 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. Advertising and promotion expenses are included in general and administrative expenses.

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

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $39,740,255 as of October 1, 2022. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: INVENTORY

Inventory consists of the following:

	October 1, 2022	January 1,2022
	(unaudited)
Finished goods	$14,125,547	$10,596,968
Goods in transit	167,730	1,021,629
Total	$14,293,277	$11,618,597

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 1, 2022	January 1,2022
	(unaudited)
Website development	$267,303	$267,303
Less accumulated amortization	(267,303)	(267,303)
Intangible assets, net	$-	$-

There was zero and $614 of amortization expense for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	October 1, 2022	January 1, 2022
	(unaudited)
Computer equipment	$117,841	$90,205
Furniture and fixtures	184,207	184,207
Leasehold improvements	59,523	59,523
Machinery and equipment	32,666	17,399
Total cost	394,237	351,334
Accumulated depreciation	(324,355)	(304,366)
Leasehold improvements and equipment, net	$69,882	$46,968

Depreciation expense amounted to $7,670 and $5,226 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively.

Depreciation expense amounted to $19,989 and $21,355 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of October 1, 2022, the minimum lease payments amount to $63,701 for the year ended December 31, 2022, and $191,106 for the year ending December 30, 2023.

On June 27, 2022, the Company together with a related party, entered into a new agreement to extend the lease agreement with a third party for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average annual rent of $350,000.

The discount rate used in the calculation of the lease liability ranged from 6% to 7%, which is based on our estimate of the rate of interest that we could have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The amortization expense associated with the operating lease right-of-use of assets as for the 13 and 39 weeks ended October 1, 2022, amounted to $134,280 and $253,980, respectively.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of October 1, 2022:

October 1, 2022
Assets
Operating lease right-of-use assets, net	$1,603,945

Liabilities
Operating lease liabilities – current	$492,443
Operating lease liabilities – non-current	1,127,101
Total Lease Liabilities	$1,619,544

The maturities of our operating lease liabilities as of October 1, 2022, are as follows:

Maturity of Operating Lease Liabilities
2022	$146,202
2023	527,706
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,869,323
Less: imputed interest	(249,779)
Present value of lease liabilities	$1,619,544

NOTE 8: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $15,653 and $58,459 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $96,051 and $231,227 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

A related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $23,421 and $38,579 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $79,925 and $113,308 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $26,068 and $33,610 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $87,701 and $105,958 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. The consulting fees are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For the 13 and 39 weeks ended October 1, 2022 and October 2, 2021, related party office rent amounted to $82,500 and $247,500 for both periods, respectively, and are included in general and administrative expenses in the condensed interim statements of operations. On June 27, 2022, the parties signed a new lease agreement with a third party, see Note 7.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $63,701 for the year ending December 31, 2022, and $191,106 for the year ending December 30, 2023.

As of October 1, 2022 and January 1, 2022, there was $979,652 and $913,708 due to related party, respectively.

See Note 11 for a description of short-term debt from affiliated entities under common control and from stockholders.

NOTE 9: ADVANCE PAYABLE

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory or to pay marketing costs. Those include the following transactions:

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

As of October 1, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For the 39 weeks ended October 1, 2022 and October 1, 2021, interest expense related to the advances totaled zero and $121,411, respectively. For the 13 weeks ended October 1, 2022 and October 2, 2021, interest expense related to the advances amounted to zero and $18,574, respectively.

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

NOTE 12: LINE OF CREDIT

In September 2017, the Company entered into a loan and security agreement with a lender for an initial term of two years. The agreement was amended in July 2019, September 2019, November 2020, April 2021, July 2021 and August 2021. The agreement allowed the Company to request advances from the lender up to $3,200,000, in minimum installments of $10,000. The advances were limited to the lower of (i) 70% of the Company’s inventory cost at the time of request, or (ii) 75% of net orderly liquidation value, when applied to eligible inventory. The advances accrued interest at a rate of 1.42% per month and matured on November 20, 2021. The loan and security agreement was personally guaranteed by two stockholders of the Company. The Loan Agreement included an early termination fee equal to 3% of the maximum amount available ($3.2 million), provided that such fee was to be waived if the Company sold equity in order to repay amounts owed under the Loan Agreement. The Loan Agreement included customary covenants and also included that an event of default occurs if certain shareholders cease being the direct or indirect beneficial owner of more than 50% of the voting stock, or if any other person or entity became the direct or indirect owner of over 45% of the voting stock or if certain employees ceased to be employed by the Company. On November 15, 2021, the Company paid off the loan and security agreement in the amount of $3,200,000 and related outstanding interest and facility fee in the amount of $24,498, with funds raised through the Company’s November 2021 initial public offering (the “IPO”), in which the Company issued and sold 2,117,647 shares of its authorized common stock for $8.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

As of October 1, 2022 and January 1, 2022, there was no outstanding advance amounts related to the line of credit. Interest expense amounted to zero and $136,317 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively. Interest expense amounted to zero and $326,656 for the 39 weeks ended October 1, 2022 and October 1, 2021, respectively.

As of October 1, 2022 and January 1, 2022, deferred financing costs, net of accumulated amortization, totaled zero for both periods. Amortization of these costs amounted to zero and $41,426 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively. Amortization of these costs amounted to zero and $70,803 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

NOTE 14: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 and 39 weeks ended October 1, 2022 and October 2, 2021. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 and 39 weeks ended October 1, 2022 does not include stock options to purchase 298,000 shares of common stock and 176,000 restricted stock units as their effect was anti-dilutive.

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss	$(2,438,330)	$(1,189,356)	$(5,821,071)	$(4,090,058)
Weighted average shares – basic	7,688,194	5,500,187	7,653,790	5,300,308
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted average shares – diluted	7,688,194	5,500,187	7,653,790	5,300,308
Basic net loss per share	(0.32)	(0.22)	(0.76)	(0.77)
Diluted net loss per share	(0.32)	(0.22)	(0.76)	(0.77)

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

The fair value of each option we issued on November 10, 2021 was $3.16. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit (“RSU”) we issued on November 10, 2021 was $8.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2022	480,000	$8.50
Granted	-	-
Vested	(149,000)	8.50
Forfeited/Repurchased	(33,000)	-
Balance as of October 1, 2022	298,000	$8.50
Vested as of October 1, 2022	149,000	8.50

As of October 1, 2022, there was $2.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.6 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 and 39 weeks ended October 1, 2022 were $303,980 and $1,355,068, respectively. The non-cash compensation expense is included as part of payroll expense.

NOTE 17: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended October 1, 2022, three vendors accounted for approximately 55.4% of inventory purchases. For the 13 weeks ended October 2, 2021, three vendors accounted for approximately 53.2% of inventory purchases. For the 39 weeks ended October 1, 2022, two vendors accounted for approximately 48.5% of inventory purchases. For the 39 weeks ended October 2, 2021, three vendors accounted for approximately 53.7% of inventory purchases.

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

NOTE 18: REVENUE, NET DISCLOSURES

The Company’s revenue, net is disaggregated based on the following categories:

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Subscription boxes	$2,867,930	$4,745,932	$9,326,331	$14,163,217
Amazon sales	468,835	568,948	1,577,412	1,893,814
Online website sales	296,702	259,219	830,389	505,548
Total revenue	$3,633,467	$5,574,099	$11,734,132	$16,562,579

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

Kidpik Corp. (the “Company”) uses a 52– or 53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 31, 2022 is a 52-week year and referred to herein as fiscal “2022”. The years ended January 1, 2022 and January 2, 2021 were 52- and 53-week years, respectively. These years are referred to herein as fiscal “2022” and “2021”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the third quarter of fiscal 2022 and the third quarter of fiscal 2021, refer to the 13 weeks ended October 1, 2022 and October 2, 2021, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 and 39 weeks ended October 1, 2022 and October 2, 2021, above.

References to our websites and those of third parties below are for information purposes only and, unless expressly stated below, we do not desire to incorporate by reference into this Report information in such websites.

Unless the context otherwise requires, references in this Report to “we,” “us,” “our,” the “Registrant”, the “Company,” “kidpik” and “Kidpik Corp.” refer to Kidpik Corp.

In addition:

●	“Active subscriptions” means individuals who are scheduled to receive future boxes;
●	“Boxes” means the Company’s subscription clothing, shoe and accessories boxes;
●	“Customers” means anyone who has received at least one shipment through subscription, direct or indirect sale from the Company;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Members” means customers who registered at least one subscription;
●	“NASDAQ” means the NASDAQ Capital Market;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“Subscriptions” means orders for recurring box shipments.

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

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, and launched shop.kidpik.com, where we sell individual apparel items and shoes, curated outfits, pre-styled boxes and our 2 for basics. We also recently introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We also introduced an “add-on” option for all members, whereby they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the average box transaction size and gross margin. We have recently expanded our subscription box offerings, introducing a 12-piece box option in addition to our traditional 8-piece box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box and outfit assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

As of November 15, 2022, we provide e-commerce services only throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We have expanded our offerings with the introduction of husky/plus and slim sizes to our assortment and launched a limited-edition NASA selection during the third quarter of 2022. We will continue to analyze the marketplace for interest in new products and may further invest in expanding our current lines.

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

Gross Margin

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Gross margin	60.3%	58.2%	60.4%	59.8%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returns from customers, inventory write-offs, and other miscellaneous shrinkage.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss	$(2,438,330)	$(1,189,356)	$(5,821,071)	$(4,090,058)
Add (deduct)
Interest expense	21,885	229,657	51,485	584,466
Other (income)/expense	-	(442,352)	(286,795)	(429,045)
Provision for income taxes	-	-	-	1,332
Depreciation and amortization	7,670	5,226	19,989	21,355
Equity-based compensation	303,980	-	1,355,068	-

Adjusted EBITDA	$(2,104,795)	$(1,396,825)	$(4,681,324)	$(3,911,950)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Shipped items (in thousands)	358	559	1,083	1,680

The decrease in shipped items for the 13 and 39 weeks ended October 1, 2022, was primarily driven by a decrease in subscription boxes sales.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 39 weeks ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Average shipment keep rate	68.5%	68.8%	69.4%	68.5%

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

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs and equity-based compensation and general and administrative costs may vary from other companies in our industry, and as such, may not be comparable to a competitor’s.

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

Payroll and Related Expenses

Payroll and related expenses represent employee salaries, taxes, benefits and fees to our payroll provider.

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

Other Non-Operating Income

Other non-operating income related to the forgiveness of a prior Paycheck Protection Program Loan.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

Novel Coronavirus (COVID-19)

The U.S. has recently seen decreases in total new COVID-19 infections and deaths; however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominant in the future, and/or whether jurisdictions in which we operate, will issue new or expanded stay-at-home orders, or how those orders, or others, may affect our operations. During the majority of March and April 2020, we closed our California warehouse due to stay-at-home orders which were issued in the State of California. We resumed shipping April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines, which we strictly adhered to. On an aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020, through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Other than the temporary closure of our warehouse as discussed above, we have experienced shipping delays to and from our customers as a result of our shipping vendors’ challenges fulfilling higher e-commerce shipping demand, which may negatively impact our results of operations. We also have been affected by, and expect to continue to be affected by, COVID-19-related freight delays and difficulties sourcing materials. Additionally, we may be negatively impacted if consumers shift back to traditional brick-and-mortar apparel retailers following the pandemic.

Although COVID-19 has had a major impact on businesses around the world, to date, other than as described above, the pandemic has not had a significant negative impact on our business, except as discussed below. Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. Some of our employees continue to work remotely as a result of the COVID-19 pandemic.

RESULTS OF OPERATIONS

Comparison of the 13 and 39 weeks ended October 1, 2022 and October 2, 2021

Revenue

Our revenue for the 13 weeks ended October 1, 2022, decreased by 34.8% to $3,633,467, compared to $5,574,099 for the 13 weeks ended October 2, 2021, a decrease of $1,940,632 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended October 1, 2022, and October 2, 2021, is summarized in the table below:

	13 weeks ended October 1, 2022	13 weeks ended October 2, 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,867,930	$4,745,932	$(1,878,002)	(39.6)%
Amazon sales	468,835	568,948	(100,113)	(17.6)%
Online website sales	296,702	259,219	37,483	14.5%
Total revenue	$3,633,467	$5,574,099	$(1,940,632)	(34.8)%

Our revenue for the 39 weeks ended October 1, 2022, decreased by 29.2% to $11,734,132, compared to $16,562,579 for the 39 weeks ended October 2, 2021, a decrease of $4,828,447 from the prior period. The revenue breakdown by sales channel for the 39 weeks ended October 1, 2022, and October 2, 2021, is summarized in the table below:

	39 weeks ended October 1, 2022	39 weeks ended October 2, 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$9,326,331	$14,163,217	$(4,836,886)	(34.2)%
Amazon sales	1,577,412	1,893,814	(316,402)	(16.7)%
Online website sales	830,389	505,548	324,841	64.3%
Total revenue	$11,734,132	$16,562,579	$(4,828,447)	(29.2)%

The revenue from subscription boxes for the 13 weeks ended October 1, 2022 and October 2, 2021, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	13 weeks ended October 1, 2022	13 weeks ended October 2, 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,297,212	$3,865,550	$(1,568,338)	(40.6)%
New subscriptions - first box	570,718	880,382	(309,664)	(35.2)%
Total subscription boxes revenue	$2,867,930	$4,745,932	$(1,878,002)	(39.6)%

The revenue from subscription boxes for the 39 weeks ended October 1, 2022 and October 2, 2021, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	39 weeks ended October 1, 2022	39 weeks ended October 2, 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$8,084,104	$11,474,502	$(3,390,398)	(29.5)%
New subscriptions - first box	1,242,227	2,688,715	(1,446,488)	(53.8)%
Total subscription boxes revenue	$9,326,331	$14,163,217	$(4,836,886)	(34.2)%

The decrease in revenue for the 13 weeks ended October 1, 2022 was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 13 weeks ended October 1, 2022 and October 2, 2021 is summarized in the table below:

	13 weeks ended October 1, 2022	13 weeks ended October 2, 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$2,692,466	$4,189,538	$(1,497,072)	(35.7)%
Boys’ apparel	758,733	1,111,509	(352,776)	(31.7)%
Toddlers’ apparel	182,268	273,052	(90,784)	(33.2)%
Total revenue	$3,633,467	$5,574,099	$(1,940,632)	(34.8)%

The decrease in revenue for the 39 weeks ended October 1, 2022 was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 39 weeks ended October 1, 2022 and October 2, 2021 is summarized in the tables below:

	39 weeks ended October 1, 2022	39 weeks ended October 2, 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$8,712,027	$12,647,081	$(3,935,054)	(31.1)%
Boys’ apparel	2,448,178	3,341,419	(893,241)	(26.7)%
Toddlers’ apparel	573,927	574,079	(152)	-
Total revenue	$11,734,132	$16,562,579	$(4,828,447)	(29.2)%

The number of items shipped to our customers decreased by 35.9%, from approximately 559,000 for the 13 weeks ended October 2, 2021, to approximately 358,000 for the 13 weeks ended October 1, 2022. The average shipment keep rate was 68.5% in the 13 weeks ended October 1, 2022, compared to 68.8% in the 13 weeks ended October 2, 2021.

The number of items shipped to our customers decreased by 35.6%, from approximately 1,680,000 for the 39 weeks ended October 2, 2021, to approximately 1,083,000 for the 39 weeks ended October 1, 2022. The average shipment keep rate increased to 69.4% in the 39 weeks ended October 1, 2022, compared to 68.5% in the 39 weeks ended October 2, 2021.

Cost of Goods Sold

Our cost of goods sold decreased by 38.0% to $1,442,258 for the 13 weeks ended October 1, 2022, compared to $2,327,335 for the 13 weeks ended October 2, 2021, a decrease of $885,077.

Our cost of goods sold decreased by 30.2% to $4,649,552 for the 39 weeks ended October 1, 2022, compared to $6,659,012 for the 39 weeks ended October 2, 2021, a decrease of $2,009,460.

The decrease in cost of goods sold for the 13 and 39 weeks ended October 1, 2022, compared to the same periods in fiscal 2021, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,191,209 for the 13 weeks ended October 1, 2022, compared to gross profit of $3,246,764 for the 13 weeks ended October 2, 2021. The decrease in gross profit for the 13 weeks ended October 1, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 60.3% for the 13 weeks ended October 1, 2022, compared to 58.2% for the 13 weeks ended October 2, 2021.

Our gross profit was $7,084,580 for the 39 weeks ended October 1, 2022, compared to gross profit of $9,903,567 for the 39 weeks ended October 2, 2021. The decrease in gross profit for the 39 weeks ended October 1, 2022, compared to the same period in fiscal 2021, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 60.4% for the 39 weeks ended October 1, 2022, compared to 59.8% for the 39 weeks ended October 2, 2021.

Operating Expenses

Our operating expenses for the 39 weeks ended October 1, 2022 and October 1, 2021, are summarized in the table below:

	13 weeks ended October 1, 2022	13 weeks ended October 2, 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$1,042,186	$1,451,065	$(408,879)	(28.2)%
Payroll, related costs and equity-based compensation	1,191,515	1,023,241	168,274	16.4%
General and administrative	2,366,283	2,169,283	197,000	9.1%
Depreciation and amortization	7,670	5,226	2,444	46.7%
Total expenses	$4,607,654	$4,648,815	$(41,161)	(1.0)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended October 1, 2022, decreased by $41,161 or 1.0% to $4,607,654, compared to $4,648,815 for the 13 weeks ended October 2, 2021. This decrease was mainly a result of a decrease in shipping and handling expenses of $408,879, which was due to lower subscription box sales — our shipping and handling expenses were 28.7% of total revenue in the current period, compared to 26.0% of total revenue in the previous period, offset by (i) an increase in payroll and related costs of $168,274, mainly due to non-cash, equity-based compensation of $303,980 recorded in the third quarter of 2022, and (ii) a $197,000 increase in general and administrative expenses, mainly due to an increase in insurance and professional fees, offset by a decrease in third-party fees due to the decrease in sales.

Our operating expenses for the 39 weeks ended October 1, 2022 and October 2, 2021, are summarized in the table below:

	39 weeks ended October 1, 2022	39 weeks ended October 2, 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$3,133,411	$4,543,341	$(1,409,930)	(31.0)%
Payroll, related costs and equity-based compensation	4,137,495	2,953,993	1,183,502	40.1%
General and administrative	5,850,066	6,318,183	(468,117)	(7.4)%
Depreciation and amortization	19,989	21,355	(1,366)	(6.4)%
Total expenses	$13,140,961	$13,836,872	$(695,911)	(5.0)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 39 weeks ended October 1, 2022, decreased by $695,911 or 5.0% to $13,140,961, compared to $13,836,872 for the 39 weeks ended October 2, 2021. This decrease was mainly a result of (i) a decrease in shipping and handling of $1,409,930, which was due to lower subscription box sales — our shipping and handling expenses were 26.7% of total revenue in the current period, compared to 27.4% of total revenue in the previous period and (ii) a $468,117 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses and a decrease in third-party fees due to the decrease in sales; offset by an increase in payroll and related costs of $1,183,502, mainly due to non-cash, equity-based compensation of $1,355,068 recorded during the 39 weeks ended October 1, 2022.

Loss from Operations

Loss from operations increased from $1,402,051 for the 13 weeks ended October 2, 2021, to $2,416,445 for the 13 weeks ended October 1, 2022. The increase in loss from operations was largely due to the decrease in sales.

Loss from operations increased from $3,933,305 for the 39 weeks ended October 2, 2021, to $6,056,381 for the 39 weeks ended October 1, 2022. The increase in loss from operations was largely due to decrease in sales and non-cash compensation of $1,355,068 recorded during the 39 weeks ended on October 1, 2022, as discussed above.

Other Expenses

For the 13 weeks ended October 1, 2022 and October 2, 2021, total other expenses were $21,885 compared to total other income of $212,695, respectively. The other expenses in 2022 related to $21,885 of interest expense. The other income in 2021 included $442,352 of forgiveness of debt relating to the forgiveness of our prior Paycheck Protection Loan in the amount of $442,352, offset by interest expense of $229,657.

For the 39 weeks ended October 1, 2022 and October 2, 2021, the total other income was $235,310 compared to total expenses of $155,421, respectively. The other income in 2022 related to settlement of insurance claim related to business interruption of damaged inventory, offset by interest expenses. The other expenses in 2021 related to interest expense of $584,466, offset by income from forgiveness of debt.

Provision for Income Taxes

We had a nominal provision for income taxes during the 39 weeks ended October 1, 2021.

Net Loss

We had a net loss of $2,438,330 for the 13 weeks ended October 1, 2022, compared to a net loss of $1,189,356 for the 13 weeks ended October 2, 2021, an increase in net loss of $1,248,974 or 105.0%. The increase in net loss was primarily due to the decrease in revenue and decrease in other income, offset by a decrease in interest expenses, each as discussed in greater detail above.

We had a net loss of $5,821,071 for the 39 weeks ended October 1, 2022, compared to a net loss of $4,090,058 for the 39 weeks ended October 2, 2021, an increase in net loss of $1,731,013 or 42.3%. The increase in net loss was primarily due to an increase in non-cash, equity-based compensation expense of $1,355,068 and decrease in revenue, offset by a decrease in interest expenses and increase in other income, each as discussed in greater detail above.

Liquidity and Capital Resources

	October 1, 2022	January 1, 2022	Change ($)	Change (%)
Cash and restricted cash	$221,170	$8,420,500	$(8,199,330)	(97.4)%
Working capital	$9,701,238	$14,700,691	$(4,999,453)	(34.0)%
Short-term debt, related party	$2,050,000	$2,200,000	$(150,000)	(6.8)%

On October 1, 2022, we had $221,170 of cash and restricted cash on hand compared to $8,420,500 of cash on hand at January 1, 2022.

As of October 1, 2022, the Company had total current liabilities of $6,088,707, consisting mainly of accounts payable of $2,057,194, accounts payable to related party of $979,652, accrued expenses of $509,418, operating lease liability of $492,443 and short-term debt from related party of $2,050,000 (discussed below).

As of October 1, 2022, we had $15,789,945 in total current assets, $6,088,707 in total current liabilities, working capital of $9,701,238 and a total accumulated deficit of $39,740,255.

Through November 10, 2021, we mainly relied on loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which have all, other than $2,200,000, been converted into equity as of May 11, 2021), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, for which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of “Nina Footwear”, a related party, and our line of credit (repaid as of January 1, 2022), and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of the IPO in November 2021, we have also relied on the funds raised in the IPO to support our operations.

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

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue a growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting new customers and members. We plan to launch new divisions and product lines to help attract new members and retain existing members. We launched a new boys’ apparel division in the summer of 2020 and a toddler division at the end of March 2021. We recently increased our size assortment to include sizes 12 months and 18 months. We have expanded our offering with the introduction of husky/plus and slim sizes to our selections during the third quarter of 2022.

In November 2021, we completed our IPO in which we issued and sold 2,117,647 shares of authorized common stock for $8.50 per share, for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs. There has been no material change in the planned use of proceeds from the IPO from that described in the Final Prospectus.

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows

	39 weeks ended October 1, 2022	39 weeks ended October 2, 2021
Cash provided by (used in):
Operating activities	$(7,040,580)	$(5,637,368)
Investing activities	(42,903)	-
Financing activities	(1,115,847)	5,306,217
Net decrease in cash	$(8,199,330)	$(331,151)

Net cash used in operating activities increased to $7,040,580 for the 39 weeks ended October 1, 2022, compared to $5,637,368 of cash used in operating activities during the 39 weeks ended October 2, 2021. The increase in our cash used in operating activities of approximately $1.4 million was primarily due to an increase in net loss in the amount of approximately $1.7 million and the negative impact from changes in operating assets and liabilities in the amount of approximately $1.3 million, offset by adjustments for non-cash items totaling $1.6 million, as discussed in greater detail above.

Net cash used in investing activities during the 39 weeks ended October 1, 2022 was $42,903, which was related to purchases of equipment, compared to no cash used in investing activities during the 39 weeks ended October 2, 2021.

Net cash used in financing activities was $1,115,847 for the 39 weeks ended October 1, 2022, mainly related to repayment of advances payable of $0.9 million and repayment from loan payable related party of $0.2 million, compared to net cash provided by financing activities of $5,306,217 for the 39 weeks ended October 2, 2021, mainly as a result of $2.0 million in convertible notes sold during the period, proceeds from loan payable related party of $1.3 million, proceeds from issuance of common stock of $0.5 million, an increase in line of credit of $1.1 million and an increase in advance payable in amount of $0.4 million.

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

Interest expense on the line of credit amounted to zero and $136,317 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively. Interest expense amounted to zero and $326,656 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

As of October 1, 2022 and October 2, 2021, deferred financing costs, net of accumulated amortization, totaled zero for both periods. Amortization of these costs amounted to zero and $41,426 for the 13 weeks ended October 1, 2022 and October 2,2021, respectively. Amortization of these costs amounted to zero and $70,803 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

As of October 1, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For the 13 weeks ended October 1, 2022 and October 2, 2021, interest expense related to the advances totaled zero and $18,574, respectively. For the 39 weeks ended October 1, 2022 and October 2, 2021, interest expense related to the advances totaled zero and $121,411, respectively.

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

As of October 1, 2022 and January 1, 2022, there was $979,652 and $913,708 due to related party, respectively.

Need for Future Funding

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Estimates

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the 13 weeks ended October 1, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.

Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. Adverse economic conditions, such as a recession, in the United States, or protracted periods of high inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, any of which poses a risk to our business. Any sustained economic downturn in the United States may cause significant readjustments in both the volume and mix of our product sales and level of members, which could materially and adversely affect our business, operating results and financial condition. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s vendors, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. If we are unable to successfully navigate adverse economic conditions, including offsetting the impact of high inflation and high energy prices on our business, our business, financial condition, and results of operations may be adversely affected. Additionally, unfavorable economic conditions have led and in the future may lead, consumers to delay or reduce purchases of our products. Consumer demand for our products may decline as a result of an economic downturn, recession, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates and the ongoing conflict between the Ukraine and Russia. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The termination of, or material changes to, our relationships with key vendors could materially adversely affect our business, financial condition and operating results, which could be exacerbated due to our reliance on a small number of vendors for a significant portion of our inventory.

We contract to manufacture with vendors for the products we sell. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. For the year ended January 2, 2021, four vendors accounted for approximately 60% of inventory purchases. For the 13 weeks ended October 1, 2022, three vendors accounted for approximately 55.4% of inventory purchases. For the 13 weeks ended October 2, 2021, three vendors accounted for approximately 53.2% of inventory purchases. For the 39 weeks ended October 1, 2022, two vendors accounted for approximately 48.5% of inventory purchases. For the 39 weeks ended October 2, 2021, three vendors accounted for approximately 53.7% of inventory purchases. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions or delays in customer shipments. Such affects could be further exacerbated due to our reliance on a small number of vendors for the majority of our inventory purchases. If any of the above were to occur, we could experience delays in shipments, cancellations and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

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

Kidpik Corp.

Date: November 15, 2022	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Kidpik Corp.

Date: November 15, 2022	By:	/s/ Adir Katzav
Adir Katzav
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

