Form 10-K
period 2022-12-31
KIDPIK CORP.
filed 2023-03-31
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-41032

Kidpik Corp.

(Exact name of Registrant as specified in its charter)

Delaware	81-3640708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue South, 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 399-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIK	The Nasdaq Stock Market LLC (NASDAQ Capital Market)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,799,701. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Number of shares of registrant’s common stock outstanding as of March 31, 2023: 7,688,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding and potential dilution caused thereby;

●	the continuing effect of rising interest rates and inflation on our operations, sales, and market for our products;

●	deterioration of the global economic environment;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	rising interest rates and inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our business, including our costs and supply chain, which is subject to risks associated with rising inflation;

●	our ability to establish or maintain vendor and supplier relations and/or relationships with third-parties;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

Additional Information

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “our company,” and “Kidpik” refer to Kidpik Corp.

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

The Kidpik design logo, “kidpik,” and our other registered or common law trademarks, service marks, or trade names appearing in this Report are the property of Kidpik Corp. Other trade names, trademarks, and service marks used in this Report are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Report.

References to our websites and those of third parties below are for information purposes only and, unless expressly stated below, we do not desire to incorporate by reference into this Report information in such websites.

The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 31, 2022 and January 1, 2022 were 52 week years. These years are referred to herein as “2022” or “FYE 2022” and “2021” or “FYE 2021”, respectively.

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

We acquire most of our new members primarily though social media marketing where we continuously explore new ads, new audiences, new channels, and by expanding into new product lines such as adding boys clothing and toddler sizes. We attribute the positive engagement of our members to having solved the following two pain points for parents and kids:

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

After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothes, added larger sizes up to 16 for apparel and 6 youth for shoes, added toddler sizes down to 2T and 3T for apparel and 7 and 8 toddler shoes, launched shop.kidpik.com, where we sell our seasonal collection individually including pre-styled outfits, pre-styled boxes and gift cards, and expanded to sell on Amazon.com as Fulfilled by Amazon and Fulfilled by Merchant for pre-packs and individual items and Walmart as Fulfilled by Merchant.

We have also added new features and products to our core subscription service including add-on items, kidpik koins (our loyalty program), and on-demand boxes.

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

We create coordinating and matching outfits from head-to-toe, providing parents a convenient, time saving, and stress-free shopping experience, while offering kids the excitement of unboxing and the opportunity to discover their own unique style.

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

Our Strengths

We believe that we have five core strengths that helps kidpik thrive in the still emerging subscription-based e-commerce industry and which give us a competitive advantage:

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

New members take a 3-minute style quiz which provides us information about silhouettes, colors, prints, fits, favorite looks, and other style preferences their kids like to wear. Members then select a box delivery frequency that works best for them – every 4, 6, or 12 weeks, and enter their shipping and payment information. In conjunction with our proprietary algorithm, our stylists select, three coordinating outfits personalized to each child’s style preferences. We send this information to our warehouse, where we pick and pack the order, ensuring that each box is packed consistently and in a manner that is intended to make opening the box an exciting event. The surprise box of personalized fashion is shipped and delivered to the member door. Members pay no styling, shipping, return or exchange fees, for their ‘boxes’ and only pay for what they keep.

What’s in a Box

Most Kidpik fashion subscription boxes contain eight items —six items of apparel, a pair of shoes and an accessory, which creates mix & match outfits, from head-to-toe. For our current members we have recently expanded our subscription box offerings, introducing a twelve -items box option. Members are informed they have 7 days to decide what to keep or return and complete the process by checking out online. Returns or exchanges of any items are easy and free. They simply put the items into the provided pre-paid bag and drop it in a USPS mailbox.

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

We believe effectively executing our business strategy will allow us to successfully pursue our goals to become one of the top players in the children’s clothing subscription industry. We believe focusing on personalization of fashion outfits at a value will set us apart from other children’s clothing subscription players. By delivering a consistent and seamless member experience it allows us to build trust and continue to expand our product lines into our members households. Below is a discussion of how we plan to capitalize upon our business strategy.

Members & Marketing Channels

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

In the age of digital ads and e-commerce, we believe that social proof (a psychological and social phenomenon wherein people copy the actions of others in an attempt to undertake behavior in a given situation) is an important factor for buying or signing up for a product and displaying user generated content (UGC) in our marketing ads has had a role in the increase of member acquisition. We believe that our commitment to growing new channels, together with public relations, influencer marketing, and brand ambassador programs will help drive our growth.

We aggressively tests different ad creatives, audiences’ images, and landing pages to find what the most successful experience is for a given audience. This continuous testing provides us an opportunity to stay on top of the trends and adapt our strategy as the situation changes.

Add-on Items

In 2021, we launched add-on items, which allows members to add items to their next box. We remind members of this option before their box is styled, by sending an email featuring items available to be added. We have found that this increases the average transaction size and our average profit per box.

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

Brand Ambassador Program

In November 2020, we introduced our influencer program, whereby we have pre-selected influencers and have provided free seasonal boxes to said influencers in exchange for recurring seasonal social media posts about kidpik boxes and our products. Each influencer is assigned a unique promo code and affiliate link and earns a monetary commission when their followers subscribe to kidpik. In February of 2022, we have started a program that gives influencers the ability to earn commission on shop purchases of individual items and pre-styled boxes with no subscription required on shop.kidpik.com.

In addition to our influencer program, in February of 2022, we launched a consumer-facing brand influencer program, supported by a third-party platform. Through this program, we inspire everyday consumers to act as influencers and to create content promoting kidpik to be shared with their friends and followers. Each consumer brand influencer is assigned a unique promo code and referral link and earns either monetary commission or a credit to their account upon registering a new subscription or completion of a sale.

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

Large Social Media Community

We have garnered a substantial number of social media followers across various platforms, particularly Facebook and Instagram. As of March 31, 2023, we had over 533,000 likes on Facebook and 123,000 followers on Instagram (a like and follow may be done by the same person). A consistent stream of user generated content, also known as UGC, is published to Facebook and Instagram by our members, which is then republished to our social media accounts, ads, emails, and more which we have found helps build social proof and trust for people to subscribe with kidpik. This UGC content accounts for some of our best performing brand assets in terms of conversion, engagement and also generates awareness through our members’ respective channels when they share about their experience with kidpik. We believe our thoughtful unboxing experience inspires members to capture the moment and share it with us and their friends.

Design & Integration Model

We believe we have a competitive advantage over our subscription-based e-commerce clothing competitors based on our teams’ extensive knowledge and experience of the childrenswear and footwear industries, and of implementing, optimizing, and executing in-house strong internal processes with our design, merchandising, and procurement teams.

All of our apparel and shoes are developed by our in-house design team in New York City. Seasonally, our design team develops a sample line, mostly created in our own sample room in China, allowing for style and trend flexibility, ensuring quality, consistency of fit, and outfit coordination. Our design, and merchandising teams continuously collaborate to ensure that the customer preferences, market trends, and product offerings are being met and we are maintaining our core fashion values. Our merchandising team also analyzes trends and feedback, as well as historical data to identify essential styles, replenishment, and quantities to support the business needs. Our design, merchandising, and styling teams work to build a collection where each style can be merchandised together to create beautiful mix-&-match outfits. Our production team works directly with suppliers and factories to produce our finalized styles, ensuring each style is made to all of our detailed specifications including quality, color, sizing, and fit. We rely on a limited number of suppliers and factories where we contract to manufacture our products and while we have long-standing relations with them, we do not have long-term contracts with these parties. For the year ended December 31, 2022, two vendors accounted for approximately 48% of inventory purchases. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. Our production team also coordinates and provides specific instruction on all packing and shipping requirements to ensure efficiencies. Our products are shipped from our manufacturers directly to our distribution center in California, which handles all our warehousing, fulfillment, packing, outbound shipping, returns, and exchanges.

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

We contract to manufacture with vendors for the products we sell. As of December 31, 2022, we procured merchandise from more than 28 vendors. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions, or delays in customer shipments. If this were to occur, we could experience delays in shipments, cancellations, and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

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

Technology Processes

We scale and do our best to stay ahead of the competition by putting technical innovation and execution at the heart of our business. Over the past seven years, we have invested heavily in our proprietary technology and algorithm capabilities and built a robust infrastructure that we believe is positioned accordingly to meet the thriving clothing subscription industry. Our model collects consumer data through an interactive quiz that allows us to deliver a unique and personalized experience in every box. As members keep and return items, our algorithm refines its understanding of individual preferences which improves personalization.

Our members provide us with dozens of initial data points that include sizes, style preferences, dislikes, and fits, that we use to personalize and style their boxes. This personalized data is refined over time by member feedback. This data is paired with our in-house algorithmic software to match members with the best combinations of outfits. The algorithm combines initial data from various sources including the style quiz, feedback given or received via product actions (i.e., returns), member box reviews, product and box-level data, target climate and seasonal information, price-related feedback, along with other proprietary information. It uses this data to generate outfit combinations designed to maximize keep rate results along several spectra including: member satisfaction, profit maximization and overall inventory optimization.

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

Subscription and Children’s Apparel Industry Trends

According to 2023 estimates by Statista, in its Children’s Apparel Report 2022, revenue in the children’s apparel segment will total approximately $267 billion in 2023, of which approximately $53 billion is forecasted to be generated in the United States and is projected to grow at a compounded annual growth rate (CAGR) of 2.46% through 2027.

Pursuant to a February 2022 study by The Subscribed Institute, subscription businesses have consistently outperformed sales revenue growth of non-subscription businesses. Zuora, Inc., a leading subscription management platform provider, in its February 2022, bi-annual Subscription Economy Index™ (SEI), noted that subscription businesses have grown by 4.6x faster than the S&P 500 over the past decade, driven by an increase in consumer demand for the use of subscription services. The childrenswear apparel market is one of necessity, and consequently is very price sensitive as children regularly out-grow their clothes and shoes. Through our integration model, we control the majority of the process from design to merchandising, procurement and fulfillment. This allows us to negotiate the costs directly with the suppliers, avoiding having to pay middlemen markups. We believe that this integration process allows us to offer lower prices and obtain higher margins resulting in a strong value equation of price, quality and fashion.

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

We further believe that the combination of our robust client dataset and refined proprietary technology offers us a competitive advantage in a marketplace with considerable barriers to entry, due to the complexity of building IT systems that can adequately support this type of clothing subscription process and the algorithm involved in yielding member personalization and satisfaction.

Sourcing

Our clothing, shoes and accessories are manufactured under our own kidpik brand name and are produced according to our own specifications. We have long-standing relationships with our manufacturers; however, we have no long-term contractual agreements. We produce our goods in two countries, China and Turkey. In 2021, we experienced delivery delays due to nationwide supply chain issues and COVID-19. Our top six factories account for over 68% of our production and, combined, have been with us for over five years on average, despite the fact that we have only been in operation for only a little over seven years. We look at various points of criteria before choosing factories - cost, product quality, social and safety conditions, reliability, minimum order quantity, technical skills, and lead times (order to delivery). We test each style with a third party to ensure that it is compliant with the Consumer Product Safety Improvement Act (CPSIA) requirements. As the goods arrive at our warehouse, we inspect each style, color, and size to make sure that all products meet our standards and specifications, prior to shipping to customers.

We have a team of product buyers with years of experience. We have the knowledge and expertise in building each style’s cost from the bottom up.

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

To the best of our knowledge, all of our suppliers and manufacturers adhere to labor and workplace standards and operate in compliance with all applicable laws, including laws prohibiting child labor, forced labor and unsafe working conditions.

We, as are many other companies, are also subject to environmental laws, rules and regulations which could affect our operations. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.

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

Employees

As of the date of the filing of this Report, we had 25 full-time employees, located in New York and California. Marketing has four employees, merchandising has four employees, design has three employees, production has two employees, customer service has four employees, IT has three employees, finance has three employees, and the warehouse has two employees. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. During the majority of March and April 2020, we closed our California warehouse and were not able to ship products due to stay-at-home orders which were issued in the State of California. We resumed shipping April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines. On an aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020 through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. Consumer trends and the availability of materials have mainly returned to pre-pandemic levels to date and the Biden administration recently has advised that it intends to end the COVID-19 national and public health emergencies on May 11, 2023.

Although COVID-19 has had a major impact on businesses around the world, to date, we have only experienced negative impacts regarding our warehouse shutdown from March and April 2020, and disruption in delayed arrival of our merchandise due to the pandemic. Since then, our warehouse returned to working at a full capacity; however, the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks, the efficacy of vaccines, and the willingness of individuals to take such vaccines, all of which are uncertain and cannot be predicted. Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets, increased inflation and interest rates. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be impacted by recent economic conditions, volatility in capital markets, inflation and high interest rates.

Emerging Growth Company under the JOBS Act

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We may take advantage of these provisions until January 2, 2027 (the last day of the fiscal year following the fifth anniversary of our initial public offering) if we continue to be an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our shares held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have elected to provide two years of audited financial statements. Additionally, we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Controlled Company

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 62.2% of the voting power of our capital stock (based on shares of common stock outstanding as of March 31, 2023), and we are therefore a “controlled company” as defined under Nasdaq Marketplace Rules. We currently intend to rely on the controlled company exemptions provided under Nasdaq Marketplace Rules, which permit us to rely on certain exemptions from corporate governance rules, including: (a) an exemption from the rule that a majority of our board of directors must be independent directors; (b) an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and (c) an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

Available Information

The Company makes available free of charge through its internet website, https://investor.kidpik.com/sec-filings, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC’s web site at https://www.sec.gov. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this Report. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties immediately following this summary. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with the covenants of future loan agreements;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

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

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern and we will need additional capital which may not be available on favorable terms, if at all.

We have experienced net losses in each year since our inception. We had accumulated deficits of $41,534,445 and $33,919,184 as of December 31, 2022 and January 1, 2022, respectively. In the years ended December 31, 2022 and January 1, 2022, we incurred net losses of $7,615,261 and $5,947,547, respectively. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue, or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

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

We have experienced net losses in each year since our inception. In the years ended December 31, 2022 and January 1, 2022, we incurred net losses of $7,615,261 and $5,947,547, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to attract new and retain existing members and attract new customers, invest to further optimize and drive efficiency in our distribution and fulfillment capabilities, expand our product offerings, and enhance our technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our net revenue and margins sufficiently to offset these expenses or at all, which may require us to reduce certain expenditures that could be important to maintaining or increasing our net revenue and margins. We incur significant expenses in operating our fulfillment center, including personnel costs, obtaining and storing inventory, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment center, are fixed. We also incur significant expenses associated with the production of merchandise and the shipping of such merchandise to our warehouse and to members and customers. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

We may be unable to successfully execute our growth strategy. If we fail to retain our existing subscription members and traditional point-of-purchase e-commerce customers or cost effectively acquire new members and customers or if we fail to achieve profitability, our business would be materially adversely affected.

Our growth strategy, and our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing members (i.e., those persons who have signed up for our subscription services) and customers (i.e., those persons who have not signed up for subscription services, but who purchase our merchandise directly from our website or through other e-commerce sites where we offer items for sale (for example, through Amazon.com and Walmart.com), to cost effectively acquire new members and customers, and to keep members and customers engaged so that they continue to purchase products from us. If we are unable to retain our existing members and customers, cost effectively acquire new members and customers, or keep members and customers engaged, our business, financial condition and operating results would be materially adversely affected. While our revenues for the year ended December 31, 2022, decreased by 24.5% to $16,477,984, compared to $21,834,518 for the year ended January 1, 2022, a decrease of $5,356,534 from the prior year, partly due to an increase in demand due to COVID-19 in 2021, we cannot assure you that our number of members, or the revenues generated thereby, will increase in the future. While we experienced an increase in demand in 2021, which we believe is due, in part, to the impact the COVID-19 pandemic had on consumer behaviors, demand decreased in 2022 as COVID-19 restrictions were lifted. We also believe that revenues for 2022 were negatively affected by changing consumer spending habits impacted by worsening economic conditions, including increases in inflation and interest rates and declines in market activity.

We have historically spent significant amounts on advertising and other marketing activities. The majority of our advertisements to date have been on Facebook Ads and Google Ads. For the years ended December 31, 2022 and January 1, 2022, our marketing expenses were relatively the same at $3.1 million for both years, representing approximately 18.6% and 14.4% of each year’s net revenue, respectively, and are included in general and administrative expenses. We may, however, choose to increase or decrease such spending in the future, which could have a material adverse effect on our results of operations.

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

Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2024, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

In 2022 we saw significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The termination of, or material changes to, our relationships with key vendors could materially adversely affect our business, financial condition and operating results, which could be exacerbated due to our reliance on a small number of vendors for a significant portion of our inventory.

We contract to manufacture with vendors for the products we sell. For the year ended December 31, 2022, two vendors accounted for approximately 48% of inventory purchases. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. In the event these vendors decide to terminate their relationships with us or cease supplying products, such vendors may be difficult to replace and/or the products they supply us may be more expensive or of lesser quality. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time, we could encounter increased expenses, shortages of items, disruptions or delays in customer shipments. Such affects could be further exacerbated due to our reliance on a small number of vendors for the majority of our inventory purchases. If any of the above were to occur, we could experience delays in shipments, cancellations and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics (including, for example, the ongoing COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which fulfilment center, corporate offices or our vendors’ manufacturing facilities are located, whether occurring in the United States or internationally, could disrupt our and our vendors’ operations. Additionally, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, and the physical changes prompted by climate change could result in increased regulation or changes in consumer preferences.

In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or other third parties to operate our websites or distribution center. These types of events could also negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brand. To the extent any of these events occur, our business and results of operations could be adversely affected.

In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impact of the conflict and any resulting bans, sanctions and boycotts on our business is uncertain at the current time due to the fluid nature of the conflict as it is unfolding. The potential impacts could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We have no current operations in Russia or Ukraine; however, we do not and cannot know if the conflict, which is unfolding in real-time, could escalate and result in broader economic and security concerns which could adversely affect our business, financial condition or results of operations.

Our results of operations and future revenues could be materially and adversely affected by future pandemics and diseases.

During the majority of March and April 2020, we closed our California warehouse due to stay-at-home orders which were issued in the State of California. We resumed shipping on April 17, 2020, following safety protocols and Centers for Disease Control and Prevention (CDC) guidelines, which we strictly adhered to. On an aggregate basis we lost about two weeks of potential revenue during this period where we were unable to ship products. For the months of March and April 2020, our new member acquisitions were reduced dramatically. Beginning in early May 2020, and through the month of June 2020, our new member acquisitions grew significantly, most likely due to stay-at-home orders when consumers shifted to shopping online, before leveling off to expected growth numbers. Consumer trends and the availability of materials have mainly returned to pre-pandemic levels to date and the Biden administration has advised that it intends to end the COVID-19 national and public health emergencies on May 11, 2023.

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

System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business.

The satisfactory performance, reliability, and availability of our website, internal applications, and technology infrastructure are critical to our business. We rely on our website to engage with our clients and sell them merchandise. We also rely on a host of internal custom-built applications to run critical business functions, such as styling, merchandise purchasing, warehouse operations, and order fulfillment. In addition, we rely on a variety of third-party, cloud-based solution vendors for key elements of our technology infrastructure. These systems are vulnerable to damage or interruption. Interruptions may also be caused by a variety of incidents, including human error, our failure to update or improve our proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. These risks are exacerbated by hybrid remote workforce. Any failure or interruption of our website, internal business applications, or our technology infrastructure could harm our ability to serve our clients, which would adversely affect our business and operating results.

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

We expect competition for our services to increase in the future. We compete with other clothing subscription delivery companies, online clothing stores and traditional brick and mortar clothing stores. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;

●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;

●	the quality and price of products offered by us and our competitors;

●	our reputation and brand strength relative to our competitors;

●	customer satisfaction;

●	consumer tastes and preferences, which change from time to time;

●	the size and composition of our customer base;

●	the convenience of the experience that we provide;

●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business;

●	our ability to cost-effectively source and distribute the products we offer and to manage our operations, including as a result of increasing inflation;

●	the styling of our products; and

●	the coordination of items we ship in each box.

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

Our members and customers have a wide variety of options for purchasing clothes, and consumer tastes and preferences may change from time to time. Our ability to retain existing members and customers, attract new members and customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our members’ interactions with our brand and products. If new or enhanced product offerings are unsuccessful, we may be unable to attract or retain members and customers and our operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product offering quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.

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

The largest portion of our revenue today comes from the sale of girls’ apparel. In the Summer of 2020, we expanded our merchandise offering to boys and in the Spring of 2021, we introduced Toddler for boys and girls in sizes 2T and 3T. We continue to explore additional offerings to serve our existing members and to attract new members. However, any new offerings may not have the same success, or gain traction as quickly, as our current offerings. Our operating results may be materially adversely affected by changes in consumer tastes and preferences. Our future success depends in part on our ability to anticipate the tastes, shopping habits, trends and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences. Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond our control. Our competitors may react more efficiently and effectively to these changes than we can. If we fail to anticipate, identify or react to changes and trends, or to introduce new and improved product offerings on a timely basis, we may experience reduced demand for our product offerings, which could materially adversely affect our business, financial condition and operating results.

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

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of increasing interest rates and high inflation and their impact on economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, economic conditions, could have a significant impact on our suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Our vendors and their manufacturing and assembly activities are located outside the United States, and as a result our operations and performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect our business, financial condition and operating results.

Changes in clothing and footwear costs and availability could materially adversely affect our business.

The future success of our business depends in part on our ability to anticipate and react to changes in clothing and footwear costs and availability. We are susceptible to increases in clothing costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, shipping delays, global demand, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands suitable for growing textiles, the availability of synthetic fabrics, product recalls and government regulations. For example, any renewed negative impact of the COVID-19 pandemic, future pandemic or diseases or climate change on the availability of natural or man-made fabrics and other clothing or footwear materials could materially and adversely affect our business, financial condition and operating results. We generally do not have long-term supply contracts or guaranteed purchase commitments with our suppliers. Additionally, inflation, which has recently increased and is still higher than it has been in the last several years, can have both a short-term and a long-term impact on us because of increasing costs of materials, shipping and labor, which may impact our ability to maintain satisfactory margins. We have experienced increases in our product manufacturing costs and other expenses due to inflation. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending by our customers. Increases in manufacturing and other product and shipping costs due to inflation, like those currently being experienced, will require us to raise prices or cut other expenses to maintain current margins, and any required increase in the pricing of our products may be met with decreased demand, which could materially adversely affect our margins, revenues and results of operations.

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

We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of members and customers, and currently rely on FedEx SmartPost shipping in connection with U.S. Postal Service for substantially all of our shipping needs. Our utilization of these delivery services (and more specifically, FedEx via the U.S. Post Office) for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather. In addition, our clothing, shoes and accessories are currently manufactured under our own brand name in only two countries, China and Turkey. Accordingly, any delays in production and added costs in China or Turkey could have a more significant impact on our results of operations. Any interruption in services provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, as we use expedited means of transportation such as air freight. If we change the shipping company we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation provider which, in turn, would increase our costs.

Our gross margins could be adversely affected if we are unable to manage our inventory effectively.

The nature of the apparel and footwear industry requires us to carry a significant amount of inventory. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to sub-optimal selection and timing of merchandise purchases. If sales do not meet expectations (for example, due to decreased demand due to deteriorating economic conditions or recessions), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. We have not always predicted member’s and customers’ preferences with accuracy and may have issues predicting preferences in the future. Our failure to accurately predict market trends and manage our inventory may require us to write-down future inventory or sell such inventory at a loss.

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

Both retail and wholesale consumer demand for children apparel and accessories, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of factors, including birth rate fluctuations and general economic conditions. In addition, discretionary consumer spending is affected by a number of factors, such as the weather, the overall economy and employment levels, stock market returns, inflation, interest rates, uncertainty in the political climate, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, foreign currency exchange rates, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall end consumer spending may have a material adverse effect on our sales and results of operations. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. These and other social, political and economic factors could adversely affect demand for our products, which would negatively impact our business, results of operations and financial condition. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.

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

Prior to our IPO, our operating expenses were significantly supplemented by related party loans and equity purchases from Ezra Dabah, our Chief Executive Officer and Chairman and his family, all of which have since been converted into equity or repaid. We also sublease our corporate office and our California fulfillment center from Nina Footwear Corp., which is 86.36% owned by Ezra Dabah and his family including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary, and which entity Mr. Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of (“Nina Footwear”). Nina Footwear also provides us administrative and executive support services under a Management Services Agreement in consideration for 0.75% of our monthly net sales. For the years ended December 31, 2022 and January 1, 2022, the total fees payable to Nina Footwear pursuant to the Management Services Agreement were $110,836 and $150,697, respectively, and are included in general and administrative expenses. In the event the sublease agreements are terminated, we may not be able to find comparable office and fulfillment center arrangements and/or the costs of such arrangements may be significantly higher than those charged by Nina Footwear. Furthermore, we may be unable to support our operations if Ezra Dabah and his family members stop loaning us money. As of December 31, 2022 and January 1, 2022, there was $1,107,665 and $913,708 due to Nina Footwear, respectively. Additionally, in the event the Management Services Agreement was terminated, our costs may increase, and we may be unable to cost effectively obtain the services currently provided by Nina Footwear. While we believe that all related party agreements are on terms similar to, or more favorable to, the Company than we would obtain from third parties, such significant related party relationships may be perceived negatively by potential stockholders or investors. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward.

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

We rely extensively on data and information systems for our supply chain, order processing algorithm, fulfillment operations, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, members, customers and suppliers depend on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached again, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our members, customers and others or face costly litigation, and our reputation with our members and customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

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

We collect, store, process, and use personal information and other customer data, and we rely on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Our members’ and customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we and these third parties manage, the security features of our information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. As discussed above, our network has previously been breached by hackers via a virtual private network (VPN) and while they encrypted certain local desktop computers and servers connected to that domain, there was no exposure of our customer database or primary system servers which host our website in the attack. If we or our independent service providers or business partners experience a breach of systems that collect, store or process our members’ and customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to claims, losses, administrative fines, litigation or regulatory and governmental investigations and proceedings. Any such claim, investigation, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of members, customers and suppliers and may result in the imposition of monetary penalties and administrative fines. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020, the California Consumer Privacy Rights Act, which goes effective on January 1, 2023, the Colorado Privacy Act, which goes effective on July 1, 2023 and the Virginia Consumer Data Protection Act, which went effective January 1, 2023. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

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

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 62.7% of the voting power of our capital stock. As a result, Mr. Dabah can influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Pursuant to the terms of a voting agreement, Mr. Dabah individually, currently controls approximately 62.7% of the voting power of our capital stock. As a result, Mr. Dabah, our Chief Executive Officer and member of our Board of Directors and members of his family, own more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors;

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, and we have, and currently intend to continue, to take advantage of all of these exemptions. Accordingly, should the interests of Mr. Dabah and his family differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance standards. Even if we do not avail ourselves of these exemptions in the future, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. Additionally, as a “controlled company”, and because we have, and continue to intend to, take advantage of all of the exemptions under the rules of NASDAQ relating to “controlled companies”, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

We rely on our management and if they were to leave our company or not devote sufficient time to our company, our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including Ezra Dabah, our Chief Executive Officer, and Moshe Dabah, our Chief Operating and Technology Officer, each of whom plays an active role in our operations. Moving forward, should the services of any of such persons, or other management of the Company, be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace our executive officers or other management with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan. We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers. Furthermore, certain of our executives do not work for the Company on a full-time basis. If such executive officers do not devote sufficient time towards our business, we may not be able to effectuate our business plan which would have an adverse effect on our financial conditions and results of operations.

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

Our Second Amended and Restated Certificate of Incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Over the past 12 months our common stock has traded between $0.56 and $5.90 per share, with recent trading prices between approximately $0.56 and $1.05 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;

●	changes in market valuations of similar companies;

●	adverse market reaction to the level of our indebtedness;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the press or investment community;

●	general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets;

●	our operating performance and the performance of other similar companies;

●	changes in accounting principles;

●	passage of legislation or other regulatory developments that adversely affect us or the e-commerce industry; and

●	the other risks discussed throughout this Report.

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

As a condition to consummating our IPO, our common stock was required to be listed on NASDAQ and our common stock is currently listed on NASDAQ under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently plan to take advantage of, as discussed in greater detail above under “Ezra Dabah, our Chief Executive Officer and Chairman and his family, own greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and we may not be able to maintain a stock price over $1.00 per share (for example, recently our common stock price has traded below $1.00 per share for a prolonged period of time). NASDAQ’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from NASDAQ.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the Pink Open Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from NASDAQ in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

On March 22, 2023, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 7, 2023 to March 21, 2023, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing of its common stock on the Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 18, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period, fails to regain compliance during the second 180-day period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

A delisting of our common stock from the Exchange could adversely affect our business, financial condition and results of operations and our ability to attract new investors, reduce the price at which our common stock trades, decrease, investors’ ability to make transactions in our common stock, decrease the liquidity of our outstanding shares, increase the transaction costs inherent in trading such shares, and reduce our flexibility to raise additional capital with overall negative effects for our stockholders.

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

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.235 billion (subject to adjustment for inflation), (ii) the last day of the end of our 2026 fiscal year (five years from our first public offering), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million or less than $100 million in annual revenues and a public float of less than $700 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

General Risk Factors

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of individuals covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. If any of these risks materialize, it could harm our business and prospects.

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

Our future success will depend in large part upon our ability to, among other things:

●	cost-effectively acquire new members and customers and engage with existing members and customers;

●	overcome the impacts of rising interest rates and high inflation, possible economic slowdowns and recessions;

●	increase our market share;

●	increase consumer awareness of our brand and maintain our reputation;

●	anticipate and respond to macroeconomic changes;

●	successfully expand our offering and geographic reach;

●	anticipate and respond to changing style trends and consumer preferences;

●	manage our inventory effectively;

●	compete effectively;

●	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

●	effectively manage our growth;

●	continue to enhance our personalization capabilities;

●	hire, integrate, and retain talented people at all levels of our organization;

●	maintain the quality of our technology infrastructure;

●	develop new features to enhance the client experience; and

●	retain our existing product vendors and attract new vendors.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Although our management has determined that our internal control over financial reporting were effective as of December 31, 2022, we cannot assure you that we will not identify a material weakness in our internal control in the future.

If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis. If we have difficulty implementing and maintaining effective internal control over financial reporting at the businesses we have acquired or that we may in the future acquire, or if we identify a material weakness in our internal control over financial reporting in the future, it could harm our operating results, adversely affect our reputation, cause our stock price to decline, or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements. We could be required to implement expensive and time-consuming remedial measures. Further, if there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, such as Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such control. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, and expand the markets in which we operate. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

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

From time to time, we are subject to actual and threatened claims and we may in the future be subject to litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by us and by third parties, and other matters. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide, from time-to-time, guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of acquisitions, revenue projections and project completions. Our guidance is based on certain assumptions such as those relating to anticipated sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

Our reputation and/or business could be negatively impacted by environmental, social and governance (“ESG”) matters and/or our reporting of such matters.

There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. Any future ESG initiatives, goals, or commitments we undertake could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our future ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature, or lack of initiatives, goals, or commitments. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to set forth or achieve ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.

* * * * *

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our corporate and executive offices are located at 200 Park Avenue South, 3rd Floor, New York, New York 10003. Our fulfillment center/warehouse is located in Rancho Cucamonga, California.

We sublease our fulfillment/warehouse center from Nina Footwear, which is 86.4% owned by Ezra Dabah and his immediate family, our Chief Executive Officer and Chairman, and which entity Mr. Dabah serves as Chief Executive Officer and member of the Board of Directors of Nina Footwear.

The fulfillment center sublease provides us the right to approximately 32,570 square feet of space in Rancho Cucamonga, California. The Company entered into a sub-lease agreement for this fulfillment/warehouse space with Nina Footwear on April 1, 2021. The Company pays 33.3% of Nina Footwear’s fixed monthly rent pursuant to the terms of the agreement, with an average monthly rent of $20,742. The lease expires on September 30, 2023.

On June 27, 2022, the Company together with Nina Footwear, entered into an agreement to extend the lease agreement with a third party for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259. We use our corporate offices for operating including, product design and development, marketing, technology, customer service and styling and personalization. Prior to the new lease agreement, the New York corporate office was subleased from Nina Footwear, the sublease provides us the right to use a portion of the space leased by Nina Footwear (approximately 7,500 square feet of space), in consideration for $27,500 per month of rental charges.

For fiscal 2022 and 2021, rent amounted to $579,237 and $551,595, respectively, and is included in general and administrative expenses.

We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. These may include, but not be limited to, claims relating to: our products, such as consumer claims and personal injury claims; our workforce, our technology, and business processes, such as worker classification and patent claims; and our intellectual property, such as trademarks and copyright infringement claims. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.

We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures

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

As of March 31, 2023, 7,688,194 shares of the registrant’s common stock were outstanding.

Holders of Record

As of the close of business on March 31, 2023, there were 18 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and related notes thereto included at the end of this Annual Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements”, above. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report.

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

The Company uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 31, 2022 and January 1, 2022 were 52- and 52-week years, respectively. These years are referred to herein as “2022” and “2021”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.

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

Staying ahead in an emerging industry requires constant innovation in products and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, and launched shop.kidpik.com, where we sell individual apparel items and shoes, curated outfits, pre-styled boxes and our 2 for basics. We also recently introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on Amazon.com, as Fulfilled by Amazon and Fulfilled by Merchant for pre-packs and individual items. During the fourth quarter of 2022 we started selling our branded products on Walmart.com as Fulfilled by Merchant.

We also introduced an “add-on” option for all members, whereby they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the average box transaction size and gross margin. We have recently expanded our subscription box offerings, introducing a 12-item box option in addition to our traditional 8-item box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box and outfit assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

Currently, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

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

We also use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business:

Gross Margin

	For the Years Ended
	December 31, 2022	January 1, 2022

Gross margin	59.9%	59.5%

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in 2022 primarily related to settlement of insurance claim related to business interruption of damaged inventory and in 2021 primarily related to the forgiveness of a loan by the U.S. Small Business Association. Although we believe this income to be non-routine in nature, we cannot guarantee that this type of income will not be incurred again in the future.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 52 weeks ended
	December 31, 2022	January 1, 2022
Net loss	$(7,615,261)	$(5,947,547)
Add (deduct)
Interest expense	78,646	711,974
Other income	(286,794)	(429,045)
Provision for income taxes	-	1,332
Depreciation and amortization	27,914	26,914
Equity-based compensation	1,651,048	328,515

Adjusted EBITDA	$(6,144,447)	$(5,307,857)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, 3rd party websites sales and kidpik’s online website sales.

	For the Years Ended
	(In thousands)
	December 31, 2022	January 1, 2022

Shipped Items	1,457	2,157

We believe the decrease in subscription shipments for fiscal 2022 versus 2021, as shown in the table above, was primarily driven by a decrease in subscription boxes sales as a result of a lower number of new customers being acquired during 2022, in comparison to 2021.

Average Shipment Keep Rate

	For the Years Ended
	December 31, 2022	January 1, 2022

Average Shipment Keep Rate	68.3%	69.0%

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period. Average shipment keep rate was fairly constant for fiscal 2022 and 2021.

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, high inflation, as is being currently experienced, business conditions, changes in the housing market, the availability of credit, increases in interest rates and fuel, energy costs raw material costs, and supply chain challenges. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has also had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and other markets. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on improving the conversion of new members and our overall client experience.

Growth in Brand Awareness and Site Visits

We intend to continue investing in our brand marketing efforts. Since 2016, we have made significant investments to strengthen the “kidpik” brand through expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Acquisition of New Subscriptions

Our ability to attract new subscriptions through marketing and the development of our brand is a key factor for our future growth. If we are unable to acquire sufficient new subscriptions in the future, our revenue might continue to decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brand may also change and result in decreased demand for our products and services. Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices and procedures.

Social networks are important as a source of new clients and as a means by which to connect with current clients, and their importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results. Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2024, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We expect to continue to be impacted by these changes.

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

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs, equity-based compensation and general and administrative costs may vary from other companies in our industry, and as such, may not be comparable to a competitor’s.

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

General and Administrative Expenses

General and administrative expenses consist primarily of marketing, professional fees, 3rd party seller fees, rent, bad debt expense and credit card fees, among others.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation expense for leasehold improvements and equipment.

Interest Expense

Interest expense consists primarily of interest expense associated with our lines of credit, outstanding notes payable, and amortization of deferred expense related to our line of credit.

Other Non-Operating Income

Other non-operating income in fiscal year 2022 mainly related to settlement of insurance claim related to business interruption of damaged inventory. Other non-operating income in fiscal year 2021 relates to the forgiveness of a prior Paycheck Protection Program Loan.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

RESULTS OF OPERATIONS

Year ended December 31, 2022 compared to the year ended January 1, 2022

	FYE 2022	FYE 2021	Change ($)	Change (%)
Revenue, net	$16,477,984	$21,834,518	$(5,356,534)	(24.5)%
Cost of goods sold	6,600,007	8,836,884	(2,236,877)	(25.3)%
Gross profit	$9,877,977	$12,997,634	$(3,119,657)	(24.0)%

Revenue in the fiscal year 2022 decreased by $5.4 million, or 24.5%, from revenue in the fiscal year 2021. The decline in revenue was primarily attributable to a decline in subscription box sales driven by costumers’ conversion challenges, as we experienced weaker-than-expected conversion of new customers mainly due to the ongoing effects of Apple’s iOS privacy changes.

Gross margin for the fiscal year 2022, increased by 40 basis points compared with the fiscal year 2021. The increase was primarily attributable to an increase in sales price per item sold offset by an increase in inventory charges for transportation costs.

We expanded our assortment during the fiscal year 2022, to include sizes 12 months and 18 months apparel, expanded our subscription box offerings, with a 12-piece box option as well as introduced a limited offering of the husky/plus and slim sizes, and started selling our branded products on Walmart.com, during the fourth quarter of 2022.

In fiscal year 2021, we launched our toddler collection in the first quarter of 2021, introducing sizes 2T and 3T apparel sizes, and added size 7 and 8 toddler shoes for boys and girls which we began to ship in April 2021. We also introduced an “add-on” for all members pursuant to which they can add additional pieces of their choosing to their next box order.

Revenue

Our revenue for the year ended December 31, 2022, decreased by 24.5% to $16,477,984, compared to $21,834,518 for the year ended January 1, 2022, a decrease of $5,356,534 from the prior period. The revenue breakdown by sales channel for the fiscal year 2022 and 2021, is summarized in the table below:

	FYE 2022	FYE 2021	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$12,861,293	$18,427,057	$(5,565,764)	(30.2)%
3rd party websites sales	2,170,858	2,622,884	(452,026)	(17.2)%
Online website sales	1,445,833	784,577	661,256	84.3%
Total revenue	$16,477,984	$21,834,518	$(5,356,534)	(24.5)%

The revenue from subscription boxes for the years ended December 31, 2022 and January 1, 2022, was generated from active subscriptions recurring boxes and new subscriptions first box revenue, is summarized in the tables below:

	FYE 2022	FYE 2021	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$11,007,517	$15,565,533	$(4,558,016)	(29.3)%
New subscriptions - first box	1,853,776	2,861,524	(1,007,748)	(35.2)%
Total Subscription boxes revenue	$12,861,293	$18,427,057	$(5,565,764)	(30.2)%

The decrease in revenue was primarily driven by a decrease in our subscription box sales, as a result of a lower number of new customers being acquired during fiscal year 2022 in comparison to fiscal year 2021, mainly due to the ongoing effects of Apple’s iOS privacy changes.

The revenue breakdown by product line for the year ended December 31, 2022, compared to the year ended January 1, 2022, is summarized in the tables below:

	FYE 2022	FYE 2021	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$12,211,914	$16,663,366	$(4,451,452)	(26.7)%
Boys’ apparel	3,437,117	4,352,523	(915,406)	(21.0)%
Toddlers’ apparel	828,953	818,629	10,324	1.3%
Total revenue	$16,477,984	$21,834,518	$(5,356,534)	(24.5)%

The number of items shipped to our customers decreased by 32.4%, from approximately 2,157,000 for the fiscal year 2021, to approximately 1,457,000 for the fiscal year 2022, for the same reasons discussed above. The average shipment keep rate was relatively flat at 68.3% in the fiscal year 2022, compared to 69.0% in the fiscal year 2021.

During the fiscal year 2022, we experienced a decline in net revenue year-over-year. The decrease in revenue was primarily driven by a decrease in our subscription box sales, as a result of a lower number of new customers being acquired during fiscal year 2022 in comparison to fiscal year 2021, mainly due to the ongoing effects of Apple’s iOS privacy changes. We also believe that revenue for 2022 was negatively affected by changing consumer spending habits impacted by worsening economic conditions, including increases in inflation and interest rates and declines in market activity.

Cost of Goods Sold

Cost of goods sold decreased by $2.2 million or 25.3% for the year ended December 31, 2022, compared to the year ended January 1, 2022, which was a direct result of a decrease in our subscription box sales, as a result of a lower number of new members being acquired during 2022, in comparison to 2021, for the same reasons discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $9.9 million for the year ended December 31, 2022, compared to gross profit of $13.0 million for the year ended January 1, 2022. The decrease in gross profit for the fiscal year 2022, compared to the fiscal year 2021, was primarily attributable to the decrease in our subscription box sales for the same reasons discussed above.

Our gross profit as a percentage of revenue was 59.9% for the year ended December 31, 2022, compared to 59.5% for the year ended January 1, 2022.

Operating Expenses

	FYE 2022	FYE 2021	Change ($)	Change (%)
Expenses
Shipping and handling	$4,334,928	$6,087,283	$(1,752,355)	(28.8)%
Payroll and, related costs and equity-based compensation	5,276,719	4,258,604	1,018,115	23.9%
General and administrative	8,061,825	8,288,117	(226,292)	(2.7)%
Depreciation and amortization	27,914	26,916	998	3.7%
Total expenses	$17,701,386	$18,660,920	$(959,534)	(5.1)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the fiscal year 2022 decreased by $959,534 or 5.1% to $17,701,386, compared to $18,660,920 for the fiscal year 2021. This decrease was mainly a result of (i) a decrease in shipping and handling expenses of $1,752,355, which was due to lower subscription box sales, for the same reasons discussed above; our shipping and handling expenses were 26.3% of total revenue in the fiscal year 2022, compared to 27.9% of total revenue in fiscal year 2021, and (ii) a decrease of $226,292 or 2.7% in general and administrative expenses, mainly due to an decrease in third-party seller and credit card fees due to the decrease in sales, offset by an increase in insurance costs; within selling, general and administrative expenses, our marketing expense as a percentage of revenue increased by 4.2% of revenue for the 2022 fiscal year to 18.6% compared to 14.4% in the fiscal year 2021, as we experienced weaker-than-expected conversion of new costumers mainly due to the ongoing effects of Apple’s iOS privacy changes; offset by (i) an increase in payroll and, related costs and equity-based compensation of $1,080,115, mainly due to non-cash, equity-based compensation of $1,651,048 recorded in the fiscal year 2022 compared to $328,515 in the fiscal year 2021, offset by a lower headcount and reduction in healthcare insurance cost during fiscal year 2022 compared to fiscal year 2021; our payroll and, related costs and equity-based compensation were 32.0% of total revenue in the fiscal year 2022, compared to 19.5% of total revenue in fiscal year 2021.

Loss from Operations

Loss from operations increased to $7,823,409 for the year ended December 31, 2022, compared to $5,663,286 for the year ended January 1, 2022. The increase in loss from operations was largely due to a decrease in revenues as discussed above.

Other (Income)/Expenses

	FYE 2022	FYE 2021	Change ($)	Change (%)
Other expenses
Interest expense	$78,646	$711,974	$(633,328)	(89.0)%
Other (income)/expense	(286,794)	(429,045)	142,251	(33.2)%
Total other (income)/expenses	$(208,148)	$282,929	$(483,077)	(173.6)%

Other (income)/expenses for the years ended December 31, 2022 and January 1, 2022 changed by $491,077 due to a reduction of interest expense by $633,328 and a decrease of other income by $150,251. The other income in fiscal year 2022 was mainly related to settlement of insurance claim related to business interruption of damaged inventory. The other income in fiscal year 2021 related to forgiveness of the paycheck protection loan. Interest expense as a percentage of revenue decreased by 2.8% from 3.3% of sales to 0.5% of revenue.

Provision for Income Taxes

	FYE 2022	FYE 2021	Change ($)	Change (%)
Loss before income taxes	$(7,615,261)	$(5,946,215)	$1,669,046	28.1%
Provision for income taxes	-	1,332	(1,332)	n/a
Net loss	$(7,615,261)	$(5,947,547)	$1,667,714	28.0%

We had a nominal provision for income taxes during the year ended January 1, 2022.

Net Loss

We had a net loss of $7,615,261 for the year ended December 31, 2022, compared to a net loss of $5,947,547 for the year ended January 1, 2022, an increase of $1,667,714 or 28.0%. The increase in net loss was mainly due to decrease in revenues for fiscal year 2022 and an increase in non-cash equity-based compensation of $1,322,533; offset by a decrease in shipping and handling and interest expenses, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2022	January 1, 2022	Change ($)	Change (%)
Cash and restricted cash	$605,213	$8,420,500	$(7,815,287)	(92.8)%
Working capital	$8,273,601	$14,700,691	$(6,427,090)	(43.7)%
Short-term debt, related party	$2,050,000	$2,200,000	$(150,000)	(6.8)%

On December 31, 2022, we had $605,213 of cash and restricted cash on-hand compared to the $8,420,500 of cash and restricted cash on hand on January 1, 2022.

As of December 31, 2022, we had $14,610,724 in total current assets, $6,337,123 in total current liabilities, working capital of $8,273,601; and a total accumulated deficit of $41,534,445.

As of December 31, 2022, we had total current liabilities of $6,337,123, consisting mainly of accounts payable of $2,153,389, and related party payables of $1,107,665 (owed to Nina Footwear), accrued expenses of $587,112, current portion of operating lease liabilities of $438,957 and short-term debt from related party of $2,050,000 (discussed below).

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $2,200,000, been converted into equity as of May 11, 2021), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, for which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of the IPO in November 2021, we also relied on the funds raised in the IPO to support our operations.

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

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying annual financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On March 22, 2023, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 7, 2023 to March 21, 2023, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing of its common stock on the Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 18, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period, fails to regain compliance during the second 180-day period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

We intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Cash Flows

	Year ended December 31, 2022	Year ended January 1, 2022
Cash provided by (used in):
Operating activities	$(6,650,537)	$(11,015,868)
Investing activities	(48,903)	(45,394)
Financing activities	(1,115,847)	18,796,466
Net (decrease)/increase in cash	$(7,815,287)	$7,735,204

Net cash used in operating activities decreased to $6,650,537 for the year ended December 31, 2022, compared to $11,015,868 for the year ended January 1, 2022. The decrease in our cash used in operating activities of approximately $4.4 million was primarily due to a decrease in operating assets and liabilities in the amount of approximately $4.5 million, offset by an increase in net loss in the amount of approximately $1.8 million adjusted for the non-cash items totaling $1.3 million and the forgiveness in loan payable of approximately $0.4 million, as discussed in greater detail above.

Net cash used in investing activities during the year ended December 31, 2022 was $48,903, which was related to purchases of equipment, compared to $45,394 during the year ended January 1, 2022, which was related to purchases of equipment.

Net cash used in financing activities was $1,115,847 for the year ended December 31, 2022, mainly related to repayment of advances payable of $0.9 million and repayment from loan payable related party of $0.2 million, compared to net cash provided by financing activities of $18,796,466 for the year ended January 1, 2022, mainly as a result of funds raised in the IPO, net of offering costs, of $16.1 million.

Line of Credit

On September 5, 2017, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Crossroads Financial Group, LLC (“Crossroads”), which is described in greater detail under “Note 11: Line of Credit” to our financial statements included at the end of this Annual Report on Form 10-K. On November 15, 2021, we paid off the loan and security agreement in the amount of $3,200,000 and related outstanding interest and facility fee in the amount of $24,498, with funds raised through the IPO.

Interest expense on the line of credit amounted to zero and $395,080 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Deferred financing cost, net of accumulated amortization, totaled zero for the years ended December 31, 2022 and January 1, 2022. Amortization of these costs amounted to zero and $58,397 for the years ended December 31, 2022 and January 1, 2022, respectively.

Cash Advance Agreements

From time to time, we have been party to cash advance agreements with financial institutions whereby such institutions purchased receivables or advanced cash for us to purchase inventory, which are described in greater detail under “Note 8: Advance Payable” to our financial statements included in this Annual Report on Form 10-K.

During the second quarter of 2022, the Company satisfied its obligations under the October 27, 2021 and November 2, 2021 cash advance agreements in full.

As of December 31, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For the fiscal years 2022 and 2021, interest expense related to the advances totaled zero and $81,193, respectively.

SBA Loan

As a response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In the fiscal year 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a 10-month deferral on payments yielding 1% interest. The Company applied for forgiveness and on August 2, 2021, we received notification and confirmation that our loan, including related accrued interest, was forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income.

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

As of December 31, 2022 and January 1, 2022, there was $1,107,665 and $913,708 due to related party (Nina Footwear), respectively.

Need for Future Funding

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, 3rd party websites sales and kidpik’s online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the pre-paid delivery bag. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021 and ending January 6, 2022, we charged new subscribers an upfront styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

Revenue from online website sales, which includes sales from our and 3rd party’s websites (including Amazon and Walmart), are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon time of order.

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

The Company has no unrecognized tax benefits at December 31, 2022 and January 1, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2018 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheet.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $3,065,011 and $3,148,834 for the fiscal years ended 2022 and 2021, respectively, and are included in general and administrative expenses.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See “Note 15, Equity-based compensation” to our audited financial statements included in this Annual Report on Form 10-K, for additional details.

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

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K, after the signature pages hereof, which is incorporated by reference into this Item 8.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. Additionally, this Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in our 2023 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in our 2023 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in our 2023 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is CohnReznick LLP, New York, New York, PCAOB Auditor ID No. 596.

The information required by this item will be set forth under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in our 2023 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K

1.	Financial Statements: See accompanying Index to Financial Statements.

2.	Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required.

		Incorporated by Reference				Filed/ Furnished
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Kidpik Corp. filed with the Secretary of State of Delaware on May 10, 2021, as currently in effect	S-1	333-260101	10/6/2021	3.1
3.2	Bylaws, as currently in effect	S-1	333-260101	10/6/2021	3.2
4.1	Description of the Registrant’s Securities	10-K	001-41032	4/1/2022	4.1
10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan (November 2021 Officer and Director Awards)	8-K	001-41032	11/16/2021	10.2
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	10-Q	001-41032	12/22/2021	10.2
10.3#	Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	S-1	333-260101	10/6/2021	10.35
10.4#	Form of Director and Officer Indemnification Agreement	8-K	001-41032	11/16/2021	10.1
10.5	Loan and Security Agreement dated September 5, 2017, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.1
10.6	First Amendment to Loan and Security Agreement dated July 31, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.2
10.7	Second Amendment to Loan and Security Agreement dated September 13, 2019, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.3
10.8	Third Amendment to Loan and Security Agreement dated November 17, 2020, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.4
10.9	Fourth Amendment to Loan and Security Agreement April 27, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.5
10.10	Fifth Amendment to Loan and Security Agreement dated July 6, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.36

10.11	Sixth Amendment to Loan and Security Agreement dated August 11, 2021, by and between Kidpik Corp. and Crossroads Financial Group, LLC	S-1	333-260101	10/6/2021	10.54
10.12	Revenue Share Agreement – Inventory dated July 9, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.43
10.13	Revenue Share Agreement – Inventory dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.49
10.14	Revenue Share Agreement dated August 10, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1	333-260101	10/6/2021	10.49
10.15	Revenue Share Agreement dated October 22, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.61
10.16	Revenue Share Agreement – Inventory dated October 27, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	S-1/A	333-260101	10/29/2021	10.62
10.17	$100,000 Convertible Promissory Note August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	S-1	333-260101	10/6/2021	10.44
10.18	$100,000 Convertible Promissory Note dated August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	S-1	333-260101	10/6/2021	10.51
10.19	First Amendment to Convertible Promissory Notes, dated August 25, 2021, by and between Kidpik Corp. and each of the note holders party thereto	S-1	333-260101	10/6/2021	10.53
10.20	$100,000 Promissory Note effective September 18, 2021, by and between Kidpik Corp. and Sofia Dabah	S-1	333-260101	10/6/2021	10.56
10.21	$500,000 Promissory Note effective September 23, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1	333-260101	10/6/2021	10.57
10.22	$500,000 Promissory Note effective October 8, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.58
10.23	$500,000 Promissory Note effective October 12, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.59
10.24	$200,000 Promissory Note effective October 22, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.6
10.25	Financial Support Letter dated September 2, 2021, from Ezra Dabah	S-1	333-260101	10/6/2021	10.54
10.26	Voting Agreement, dated and effective September 1, 2021 by and among Ezra Dabah, and each of Eva Yagoda, Joia Kazam, Moshe Dabah, Chana Rapaport, Yaacov Dabah, Gila Goodman, the Josh A. Kazam Irrevocable Grantor Trust, GMM Capital LLC, Isaac and Ivette Dabah, Sterling Macro Fund, the u/a/d 02/02/1997, Trust FBO Eva Dabah; the u/a/d 02/02/1997, Trust FBO Joia Kazam; the u/a/d 02/02/1997, Trust FBO Moshe Dabah; the u/a/d 02/02/1997, Trust FBO Chana Dabah; and the u/a/d 02/02/1997, Trust FBO Yaacov Dabah	S-1	333-260101	10/6/2021	10.55
10.27	Revenue Share Agreement dated November 2, 2021, by and between Kidpik Corp. and CFT Clear Finance Technology Corp.	10-Q	001-41032	12/22/2021	10.27
10.28	$500,000 Promissory Note effective October 26, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.28

10.29	$200,000 Promissory Note effective November 16, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.29
10.30	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. and Ezra Dabah	10-K	001-41032	4/1/2022	10.30
10.31	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	10-K	001-41032	4/1/2022	10.31
10.32	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	10-K	001-41032	4/1/2022	10.32
14.1	Code of Business Conduct and Ethics	S-1	333-260101	10/6/2021	14.1
23.1*	Consent of CohnReznick LLP				X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
99.1	Audit Committee Charter	S-1	333-260101	10/6/2021	99.1
99.2	Whistleblower Protection Policy	S-1	333-260101	10/6/2021	99.2
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

KIDPIK CORP.

Date: March 31, 2023	By:	/s/ Ezra Dabah
	Name:	Ezra Dabah
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Ezra Dabah	President, Chief Executive Officer and Chairman	March 31, 2023
Ezra Dabah	(Principal Executive Officer)

/s/ Adir Katzav	Executive Vice President, Chief Financial Officer, and Treasurer	March 31, 2023
Adir Katzav	(Principal Financial and Accounting Officer)

/s/ David Oddi	Director	March 31, 2023
David Oddi

/s/ Bart Sichel	Director	March 31, 2023
Bart Sichel

/s/ Jill Kronenberg	Director	March 31, 2023
Jill Kronenberg

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kidpik Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kidpik Corp. (the “Company”) as of December 31, 2022 and January 1, 2022, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations since inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CohnReznick LLP

New York, New York
March 31, 2023

Kidpik Corp.

Balance Sheets

December 31, 2022 and January 1, 2022

	2022	2021
Assets
Current assets
Cash	$600,595	$8,415,797
Restricted cash	4,618	4,703
Accounts receivable	336,468	342,274
Inventory	12,625,948	11,618,597
Prepaid expenses and other current assets	1,043,095	1,726,516
Total current assets	14,610,724	22,107,887

Leasehold improvements and equipment, net	67,957	46,968
Operating lease right-of-use assets	1,469,665	-
Total assets	$16,148,346	$22,154,855

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,153,389	$2,560,361
Accounts payable, related party	1,107,665	913,708
Accrued expenses and other current liabilities	587,112	800,972
Advance payable	-	932,155
Operating lease liabilities	438,957	-
Short-term debt, related party	2,050,000	2,200,000
Total current liabilities	6,337,123	7,407,196

Operating lease liabilities, net of current portion	1,061,469	-
Total liabilities	7,398,592	7,407,196

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 7,688,194 and 7,617,834 shares are issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	7,688	7,618
Additional paid-in capital	50,276,511	48,659,225
Accumulated deficit	(41,534,445)	(33,919,184)
Total stockholders’ equity	8,749,754	14,747,659
Total liabilities and stockholders’ equity	$16,148,346	$22,154,855

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Operations

Years Ended December 31, 2022 and January 1, 2022

	2022	2021
Revenues, net	$16,477,984	$21,834,518

Cost of goods sold	6,600,007	8,836,884

Gross profit	9,877,977	12,997,634

Operating expenses
Shipping and handling	4,334,928	6,087,283
Payroll, related costs and non-cash stock-based compensation	5,276,719	4,258,604
General and administrative	8,061,825	8,288,119
Depreciation and amortization	27,914	26,914
Total operating expenses	17,701,386	18,660,920
Operating loss	(7,823,409)	(5,663,286)

Other (income)/expenses
Interest expense	78,646	711,974
Other income	(286,794)	(429,045)
Total other (income)/expenses	(208,148)	282,929
Loss before provision for income taxes	(7,615,261)	(5,946,215)

Provision for income taxes	-	1,332
Net loss	$(7,615,261)	$(5,947,547)

Net loss per share attributable to common stockholders:
Basic	$(0.99)	$(1.05)
Diluted	(0.99)	(1.05)

Weighted average common shares outstanding:
Basic	7,662,486	5,648,344
Diluted	7,662,486	5,648,344

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and January 1, 2022

	Common Stock		Preferred Stock		Additional paid-in	Accumulated stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 2, 2021	5,075,444	$5,075	-	$-	$29,749,397	$(27,971,637)	$1,782,835
Issuance of common stock upon initial public offering, net of offering costs	2,117,647	2,118	-	-	16,081,738	-	16,083,856
Conversion of debt	339,526	340	-	-	1,999,660	-	2,000,000
Issuance of common stock	85,217	85	-	-	499,915	-	500,000
Equity-based compensation	-	-	-	-	328,515	-	328,515
Net loss	-	-	-	-	-	(5,947,547)	(5,947,547)
Balance, January 1, 2022	7,617,834	7,618	-	-	48,659,225	(33,919,184)	14,747,659
Issuance of common stock	70,360	70	-	-	(70)	-	-
Equity-based compensation	-	-	-	-	1,651,048	-	1,651,048
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(7,615,261)	(7,615,261)
Balance, December 31, 2022	7,688,194	$7,688	-	$-	$50,276,511	$(41,534,445)	$8,749,754

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Cash Flows

Years Ended December 31, 2022 and January 1, 2022

	2022	2021
Cash flows from operating activities
Net loss	$(7,615,261)	$(5,947,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,914	26,914
Amortization of debt issuance costs	-	58,397
Forgiveness of loan payable	-	(442,352)
Equity-based compensation	1,651,048	328,515
Bad debt expense	742,037	783,979
Changes in operating assets and liabilities:
Accounts receivable	(736,231)	(805,807)
Inventory	(1,007,351)	(4,138,525)
Prepaid expenses and other current assets	683,421	(903,937)
Operating lease right-of-use assets and liabilities	30,761	-
Accounts payable	(406,972)	(601,264)
Accounts payable, related parties	193,957	313,897
Accrued expenses and other current liabilities	(213,860)	311,862
Net cash flows used in operating activities	(6,650,537)	(11,015,868)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(48,903)	(45,394)
Net cash used in investing activities	(48,903)	(45,394)

Cash flows from financing activities
Proceeds from issuance of long-term debt from related party	-	2,000,000
Net repayment to line of credit	-	(2,090,515)
Net proceeds (repayments) from loan related party	(150,000)	2,200,000
Net proceeds (repayments) from advance payable	(932,155)	103,125
Cash used to settle net share equity awards	(33,692)	-
Receipts of initial public offering, net of offering costs	-	16,083,856
Proceeds from issuance of common stock	-	500,000
Net cash (used in) provided by financing activities	(1,115,847)	18,796,466
Net (decrease) increase in cash and restricted cash	(7,815,287)	7,735,204

Cash and restricted cash, beginning of year	8,420,500	685,296
Cash and restricted cash, end of year	$605,213	$8,420,500

Supplemental disclosure of cash flow data:
Interest paid	$38,607	$573,618
Taxes paid	$-	$1,332

Supplemental disclosure of noncash investing and financing activities:
Record right-of use asset and operating lease liabilities	$1,857,925	$-
Conversion of shareholder debt	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Notes to the Financial Statements

Years Ended December 31, 2022 and January 1, 2022

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business, its retail website, www.kidpik.com and 3rd party websites. The Company commenced operations in March 2016 and its executive office is located in New York.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Fiscal year: The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 31, 2022 and January 1, 2022 were 52 week years, respectively. These years are referred to herein as “2022” and “FYE 2022” and “2021” and “2021 FYE”, respectively.

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

Recently adopted accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve (12) months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, this standard requires both types of leases to be recognized on the balance sheet. The standard also requires disclosures about the amount, timing and uncertainty of the cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. Refer to Note 6, “Leases” for information regarding our adoption of this guidance effective January 2, 2022 and a discussion of the impact to information presented herein, as well as additional required disclosures under the new guidance.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted the standard on January 2, 2021. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and related disclosures.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, 3rd party website sales and kidpik’s online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the pre-paid delivery bag. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Starting on August 24, 2021 and ending January 6, 2022, we charged new subscribers an upfront styling fee before the box is shipped that is credited toward items purchased. The styling fees are included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

Revenue from online website sales, which includes sales from our and 3rd party websites (currently Amazon and Walmart), are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon time of order.

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

Shipping and handling costs associated with outbound freight fulfillment before control over a product has transferred to a customer are accounted for as a shipping and handling cost in the statements of operations.

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue producing transaction and are collected by the Company from a customer are excluded from revenue and cost of goods sold in the statements of operations.

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

The Company has no unrecognized tax benefits at December 31, 2022 and January 1, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2018 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $3,065,011 and $3,148,834 for the fiscal years ended 2022 and 2021, respectively, and are included in general and administrative expenses.

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

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $41,534,445 as of December 31, 2022. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expanding its product offerings and enhancing technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the annual financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On March 22, 2023, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 7, 2023 to March 21, 2023, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing of its common stock on the Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 18, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period, fails to regain compliance during the second 180-day period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

NOTE 4: INVENTORY

Inventory consists of the following:

	2022	2021
Finished goods	$12,625,948	$10,596,968
Goods in transit	-	1,021,629
Total	$12,625,948	$11,618,597

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	2022	2021
Computer equipment	$117,841	$90,205
Furniture and fixtures	174,504	184,207
Leasehold improvements	65,523	59,523
Machinery and equipment	42,369	17,399
Total cost	400,237	351,334
Accumulated depreciation	(332,280)	(304,366)
Leasehold improvements and equipment, net	$67,957	$46,968

Depreciation expense amounted to $27,914 and $26,300 for the fiscal years ended 2022 and 2021, respectively.

NOTE 6: LEASES

The Company adopted the ASC 842 guidance on January 2, 2022, using the modified retrospective transition effective date method. As part of that adoption, the Company has elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease; an entity may elect not to reassess the lease classification for expired or existing leases; and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our balance sheet. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis. The adoption did not have a material impact on the Company’s annual statements of operations or cash flows.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $249,237 for the year ended December 31, 2022, and $191,106 for the year ending December 30, 2023.

On June 27, 2022, the Company together with a related party, entered into a new agreement to extend the lease agreement with a third party for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259.

The discount rate used in the calculation of the lease liability ranged from 6% to 7%, which is based on our estimate of the rate of interest that we could have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The amortization expense associated with the operating lease right-of-use of assets for the year ended December 31, 2022, amounted to $388,260.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022:

December 31, 2022
Assets
Operating lease right-of-use assets, net	$1,469,665

Liabilities
Operating lease liabilities – current	$438,957
Operating lease liabilities – non-current	1,061,469
Total Lease Liabilities	$1,500,426

The maturities of our operating lease liabilities as of December 31, 2022, are as follows:

Maturity of Operating Lease Liabilities
2023	$527,706
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,723,121
Less: imputed interest	(222,695)
Present value of lease liabilities	$1,500,426

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $10,484 and $47,403 for the years ended December 31, 2022 and January 1, 2022, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $110,836 and $150,697 for the fiscal years 2022 and 2021, respectively, and are included in general and administrative expenses.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $115,231 and $146,001 for the year ended December 31, 2022 and January 1, 2022, respectively. The consulting fees are included in general and administrative expenses in the annual statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For 2021, related party office rent amounted to $330,000 and is included in general and administrative expenses. On June 27, 2022, the parties signed a new lease agreement with a third party, see Note 6.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $191,106 for the year ending December 30, 2023.

As of December 31, 2022 and January 1, 2022, there was $1,107,665 and $913,708 due to related parties, respectively.

See Note 10 for a description of short-term debt from affiliated entities under common control and from stockholders.

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

As of December 31, 2022 and January 1, 2022, the cash advance outstanding, including interest, amounted to zero and $932,155, respectively. For 2022 and 2021, interest expense related to the advances totaled zero and $81,193, respectively.

NOTE 9: LOAN PAYABLE

As a response to the COVID-19 pandemic, Congress passed the CARES Act to aid businesses through the current economic conditions. The CARES Act provided businesses with loans from the Small Business Administration (“SBA”) based on a calculation provided by the SBA. In 2020, the Company received $442,352 in funding from these loans. The CARES Act provides a provision allowing all or a portion of the loan to be forgiven by the SBA based on certain criteria. Any unforgiven portion will be repaid over a two-year period with a ten-month deferral on payments yielding 1% interest. The Company applied for forgiveness of the loan and on August 2, 2021, notification and confirmation was received that our loan including related accrued interest had been forgiven in its entirety by the SBA. The forgiveness amount was recorded in other income in the statements of operations.

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

In September, October and November 2021, the Company borrowed $2,500,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal was due on January 15, 2022, or was due at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand. On July 2, 2022, the Company paid $150,000 of the outstanding loan amounts.

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

As of December 31, 2022 and January 1, 2022, there was no outstanding advance amounts related to the line of credit. Interest expense amounted to zero and $395,080 for the fiscal years 2022 and 2021, respectively.

As of December 31, 2022 and January 1, 2022, deferred financing cost, net of accumulated amortization, totaled zero for both periods. Amortization of these costs amounted to zero and $58,397 for the years ended December 31, 2022 and January 1, 2022, respectively.

NOTE 12: LONG-TERM DEBT

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

NOTE 13: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2022 and January 1, 2022. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the year ended December 31, 2022 does not include 286,000 stock options and 176,000 restricted stock units as their effect was anti-dilutive.

	2022	2021
Net loss	$(7,615,261)	$(5,947,547)
Weighted Average Shares – Basic	7,662,486	5,648,344
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares – Diluted	7,662,486	5,648,344
Basic net loss per share	(0.99)	(1.05)
Diluted net loss per share	(0.99)	(1.05)

NOTE 14: STOCKHOLDERS’ EQUITY

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

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of January 2, 2021	-	$-
Granted	480,000	8.50
Vested	-	-
Forfeited/Repurchased	-	-
Unvested options as of January 1, 2022	480,000	$8.50
Granted	-	-
Vested	(149,000)	8.50
Forfeited/Repurchased	(45,000)	-
Unvested options as of December 31, 2022	286,000	$8.50

As of December 31, 2022, there was $1.6 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.4 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2022 and January 1, 2022, was $1,651,048 and $328,515, respectively. The non-cash compensation expense is included as part of payroll expense.

NOTE 16: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the year ended December 31, 2022, two vendors accounted for approximately 48% of inventory purchases. As of December 31, 2022, there was no outstanding amount due to these vendors. For the year ended January 1, 2022, three vendors accounted for approximately 49% of inventory purchases. As of January 1, 2022, none was due to these vendors.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 17: INCOME TAXES

The Company’s income tax provision consists of the following:

	2022	2021
Current
Federal	$-	$-
State	-	1,332
Total current	-	1,332

Deferred benefit
Federal	1,678,546	1,532,719
State	570,172	130,211
Total deferred	2,248,718	1,662,930
Change in valuation allowance	(2,248,718)	(1,662,930)
Provision for income taxes	$-	$1,332

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2022, because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	2022	2021

Federal statutory rate	21.00%	21.00%
State statutory rate	6.99%	6.95%
Total statutory tax rate	27.99%	27.95%
Valuation allowance	(27.99)%	(27.95)%
Effective tax rate	0%	0%

The Company’s significant components of deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets
NOL carryforwards	$9,052,182	$7,285,330
Inventory valuation	84,174	84,046
Charity carryforwards	131,117	111,630
Equity-based compensation	552,642	90,392
Total deferred tax assets	9,820,115	7,571,398
Valuation allowance	(9,820,115)	(7,571,398)
Net deferred tax assets	$-	$-

The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and allows carryovers indefinitely until exhausted. The Company’s net operating loss carryforward totaled approximately $32.3 million and $26.1 million for the years ended December 31, 2022 and January 1, 2022, respectively. These net operating loss carryforwards can be carried forward indefinitely for Federal purposes and through 2039 for states purposes.

NOTE 18: REVENUE DISCLOSURES

The Company’s revenue is disaggregated based on the following categories:

	2022	2021
Subscription boxes	$12,861,293	$18,427,057
Online website sales	1,445,833	784,577
3rd party websites	2,170,858	2,622,884

Total	$16,477,984	$21,834,518

NOTE 19: RECONCILIATION OF CASH AND RESTRICTED CASH

The Company’s reconciliation of cash and restricted cash is as follows:

	2022	2021

Cash	$600,595	$8,415,797
Restricted cash	4,618	4,703
Total	$605,213	$8,420,500

