Form 10-Q
period 2023-04-01
KIDPIK CORP.
filed 2023-05-16
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Number of shares of registrant’s common stock outstanding as of May 14, 2023: 7,688,194.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

2

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with future loan covenants;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	April 1, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$264,669	$600,595
Restricted cash	4,618	4,618
Accounts receivable	192,718	336,468
Inventory	11,110,934	12,625,948
Prepaid expenses and other current assets	905,574	1,043,095
Total current assets	12,478,513	14,610,724

Leasehold improvements and equipment, net	132,506	67,957
Operating lease right-of-use assets	1,335,385	1,469,665
Total assets	$13,946,404	$16,148,346

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,716,630	$2,153,389
Accounts payable, related party	1,338,047	1,107,665
Accrued expenses and other current liabilities	395,646	587,112
Operating lease liabilities, current	384,681	438,957
Short-term debt, related party	2,050,000	2,050,000
Total current liabilities	5,885,004	6,337,123

Operating lease liabilities, net of current portion	994,682	1,061,469

Total liabilities	6,879,686	7,398,592

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 7,688,194 shares are issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	7,688	7,688
Additional paid-in capital	50,543,987	50,276,511
Accumulated deficit	(43,484,957)	(41,534,445)
Total stockholders’ equity	7,066,718	8,749,754
Total liabilities and stockholders’ equity	$13,946,404	$16,148,346

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Revenue, net	$4,029,478	$4,325,997

Cost of goods sold	1,619,226	1,733,914

Gross profit	2,410,252	2,592,083

Operating expenses
Shipping and handling	1,189,222	1,132,084
Payroll, related costs and equity-based compensation	1,111,101	1,599,236
General and administrative	2,024,562	1,930,893
Depreciation and amortization	10,689	5,665

Total operating expenses	4,335,574	4,667,878

Operating loss	(1,925,322)	(2,075,795)

Other expenses (income)
Interest expense	25,190	21,674
Other income	-	(286,794)

Total other expenses (income)	25,190	(265,120)

Net loss	$(1,950,512)	$(1,810,675)

Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.24)
Diluted	$(0.25)	$(0.24)
Weighted average common shares outstanding
Basic	7,688,194	7,617,834
Diluted	7,688,194	7,617,834

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity

13 Weeks Ended April 1, 2023 and April 2, 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164	-	617,164

Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	$7,618	-	$-	$49,276,389	$(35,729,859)	$13,554,148

Balance, December 31, 2022	7,688,194	$7,688	-	$-	$50,276,511	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476

Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	7,688,194	$7,688	-	$-	$50,543,987	$(43,484,957)	$7,066,718

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities

Net loss	$(1,950,512)	$(1,810,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,689	5,665
Equity-based compensation	267,476	617,164
Bad debt expense	80,153	93,142
Changes in operating assets and liabilities:
Accounts receivable	63,597	66,171
Inventory	1,515,014	(650,649)
Prepaid expenses and other current assets	137,521	81,608
Operating lease right-of-use assets and liabilities	13,217	1,896
Accounts payable	(436,759)	28,282
Accounts payable, related parties	230,382	(194,142)
Accrued expenses and other current liabilities	(191,466)	(472,125)

Net cash flows used in operating activities	(260,688)	(2,233,663)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(75,238)	(17,018)
Net cash used in investing activities	(75,238)	(17,018)
Cash flows from financing activities
Net repayments from advance payable	-	(735,126)
Net cash used in financing activities	-	(735,126)
Net decrease in cash and restricted cash	(335,926)	(2,985,807)

Cash and restricted cash, beginning of period	605,213	8,420,500
Cash and restricted cash, end of period	$269,287	$5,434,693

Reconciliation of cash and restricted cash:
Cash	$264,669	$5,430,075
Restricted cash	4,618	4,618
	$269,287	$5,434,693
Supplemental disclosure of cash flow data:
Interest paid	$-	$3,890
Supplemental disclosure of noncash investing and financing activities:
Record right-of-use asset and operating lease liabilities	$-	$418,951

The accompanying notes are an integral part of these condensed financial statements.

Kidpik Corp.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “kidpik”, “we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business, its retail website, www.kidpik.com and 3rd party websites. The Company commenced operations in March 2016 and its executive office is located in New York.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 (the “Form 10-K”).

The accompanying condensed interim financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed interim financial position and results of operations for the interim periods presented.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended April 1, 2023 and April 2, 2022 consist of 13 weeks. These quarters are referred to herein as the first quarter of “2023” and “2022”, respectively.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed interim financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets and inventory obsolescence. Accordingly, actual results could differ from those estimates.

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

Recently adopted accounting pronouncements: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10, which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and related disclosures.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, 3rd party website sales and kidpik’s online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds, as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted, and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

Revenue for subscription box sales is recognized when control of the promised goods is transferred and accepted by the subscriber. Subscribers have a maximum of 10 days from the date the product is delivered to return any items in the pre-paid delivery bag. Control is transferred either when a subscriber checks out or automatically ten days after the goods are delivered, whichever occurs first. Upon checkout or the 10-day period, the amount of the order not returned is recognized as revenue. Payment is due upon checkout or the end of the 10-day period after the goods are delivered, whichever occurs first. Between August 24, 2021 and January 6, 2022, we charged new subscribers an upfront styling fee before the box was shipped that was credited toward items purchased. The styling fees were included in deferred revenue until the time of client checkout or when the option to purchase the item expires.

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

Restricted cash: Restricted cash balance consists of cash advances received by the Company from the cash advance agreement. The cash advances can only be used for purchases of products and marketing related services necessary to operate the Company, as defined by the agreement.

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

The Company has no unrecognized tax benefits at April 1, 2023 and December 31, 2022. The Company’s federal, state and local income tax returns prior to fiscal year 2018 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $902,103 and $718,381 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: The Company measures equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See Note 11, Equity-based compensation, for additional details.

Segment information: The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States.

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $43,484,957 as of April 1, 2023. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expanding its product offerings and enhancing technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

To support the Company’s existing operations or any future expansion of business, including the ability to execute the Company’s growth strategy, the Company must have sufficient capital to continue to make investments and fund operations. Subject to availability of sufficient capital, management has plans to pursue a growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that management believes will be more successful at attracting new customers and members.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce its inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company may include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company is also seeking stockholder approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024.

NOTE 4: INVENTORY

Inventory consists of the following:

	April 1, 2023	December 31, 2022
	(unaudited)
Finished goods	$11,110,934	$12,625,948
Total	$11,110,934	$12,625,948

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	April 1, 2023	December 31, 2022
	(unaudited)
Computer equipment	$120,459	$117,841
Furniture and fixtures	185,290	174,504
Leasehold improvements	137,060	65,523
Machinery and equipment	32,666	42,369
Total cost	475,475	400,237
Accumulated depreciation	(342,969)	(332,280)
Leasehold improvements and equipment, net	$132,506	$67,957

Depreciation expense amounted to $10,689 and $5,665 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

NOTE 6: LEASES

The Company adopted the ASC 842 guidance on January 2, 2022, using the modified retrospective transition effective date method. As part of that adoption, the Company has elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease; an entity may elect not to reassess the lease classification for expired or existing leases; and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our condensed interim balance sheets. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis. The adoption did not have a material impact on the Company’s condensed interim statements of operations or cash flows.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of April 1, 2023, the minimum lease payments amount to $127,404 for the year ending December 30, 2023.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of April 1, 2023:

April 1, 2023
Assets
Operating lease right-of-use assets, net	$1,335,385

Liabilities
Operating lease liabilities – current	$384,681
Operating lease liabilities – non-current	994,682
Total Lease Liabilities	$1,379,363

The maturities of our operating lease liabilities as of April 1, 2023, are as follows:

Maturity of Operating Lease Liabilities
2023	$381,504
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,576,919
Less: imputed interest	(197,556)
Present value of lease liabilities	$1,379,363

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $12,591 and $73,075 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

A related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $28,990 and $30,926 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $19,323 and $30,545 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. On June 27, 2022, the parties signed a new lease agreement with a third party, see Note 6. For the 13 weeks ended April 1, 2023 and April 2, 2022, related party office rent amounted to zero and $82,500, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $191,106 for the year ending December 30, 2023.

As of April 1, 2023 and December 31, 2022, there was $1,338,047 and $1,107,665 due to related party, respectively.

See Note 8 for a description of short-term debt from affiliated entities under common control and from stockholders.

NOTE 8: SHORT-TERM DEBT

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

In September, October and November 2021, the Company borrowed $2,500,000 from a stockholder. The notes are unsecured, noninterest-bearing and the principal was due on January 15, 2022, or was due at the rate of 110% of such note amount, upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand. On July 2, 2022, the Company paid $150,000 of the outstanding loan amounts. The total outstanding amount to a stockholder as of April 1, 2023 and December 31, 2022, was $1,850,000.

NOTE 9: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks ended April 1, 2023 and April 1, 2022. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks ended April 1, 2023 does not include 250,000 stock options and 176,000 restricted stock units as their effect was anti-dilutive.

	April 1, 2023	April 2, 2022
Net loss	$(1,950,512)	$(1,810,675)
Weighted Average Shares – Basic	7,688,194	7,617,834
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares – Diluted	7,688,194	7,617,834
Basic net loss per share	(0.25)	(0.24)
Diluted net loss per share	(0.25)	(0.24)

NOTE 10: STOCKHOLDERS’ EQUITY

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

NOTE 11: EQUITY-BASED COMPENSATION

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

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; and (ii) 1/3 on May 15, 2023; and continue to vest (to the extent not forfeited) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 88,000 restricted stock units were vested of which 70,360 common stocks were issued and 17,640 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 88,000 restricted stock units were vested.

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

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 31, 2022	286,000	$8.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(36,000)	-
Unvested options as of April 1, 2023	250,000	$8.50

As of April 1, 2023, there was $1.3 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.1 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks ended April 1, 2023, was $267,476 and it is included as part of payroll expense.

NOTE 12: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended April 1, 2023, no inventory had been purchased. For the 13 weeks ended April 2, 2022, two vendors accounted for approximately 53% of inventory purchases.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 13: REVENUE, NET

	April 1, 2023	April 2, 2022
Revenue by channel
Subscription boxes	$2,971,567	$3,483,851
3rd party websites	436,298	549,500
Online website sales	621,613	292,646
Total revenue	$4,029,478	$4,325,997

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes to those financial statements for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 30, 2023 is a 52-week year and referred to herein as fiscal “2023”. The years ended December 31, 2022 and January 1, 2022 were both 52-week years. These years are referred to herein as fiscal “2022” and “2021”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the first quarter of fiscal 2023 and the first quarter of fiscal 2022, refer to the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended April 1, 2023 and April 2, 2022, above.

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

Available Information

The Company makes available free of charge through its internet website, https://investor.kidpik.com/sec-filings, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this Report. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed interim financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

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

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, and launched shop.kidpik.com, where we sell individual apparel items and shoes, curated outfits, pre-styled boxes and our 2 for basics. During the second quarter of 2022, we introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on Amazon.com, as well as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items.

We also introduced an “add-on” option for all members, whereby they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the average box transaction size and gross margin. During the second quarter of 2022, we expanded our subscription box offerings, introducing a 12-piece box option in addition to our traditional 8-piece box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box and outfit assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

As of the date of this Report, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We have expanded our offerings with the introduction of husky/plus and slim sizes to our assortment and launched a limited-edition NASA selection during the third quarter of 2022.

We have added new channels to our paid advertising strategy, including Tap Joy and new affiliate partnerships, with the goal of increasing new member growth. In addition, we have focused on other revenue share marketing opportunities, such as continuing to scale our influencer ambassador program, and launched a consumer-facing brand ambassador program. We are also pursuing new awareness strategies, such as cross-promotional opportunities with children’s companies with brand synergies.

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

Gross Margin

	For the 13 weeks ended
	April 1, 2023	April 2, 2022

Gross margin	59.8%	59.9%

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks Ended
	April 1, 2023	April 2, 2022
Net loss	$(1,950,512)	$(1,810,675)
Add (deduct):
Interest expense	25,190	21,674
Other income, net	-	(286,794)
Depreciation and amortization	10,689	5,665
Equity-based compensation	267,476	617,164

Adjusted EBITDA	$(1,647,157)	$(1,452,966)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended
	(In thousands)
	April 1, 2023	April 2, 2022

Shipped Items	340	371

We believe the decrease in subscription shipments for the first quarter of 2023 versus 2022, as shown in the table above, was primarily driven by a decrease in subscription boxes sales as a result of a lower number of new customers being acquired during 2023, in comparison to 2022.

Average Shipment Keep Rate

	For the 13 weeks ended
	April 1, 2023	April 2, 2022

Average Shipment Keep Rate	68.1%	70.4%

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period.

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those referenced in the section titled “Risk Factors.”

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

Retention of Existing Subscribers

Our ability to retain subscribers is also a key factor in our ability to sustain revenues and generate revenue growth. Most of our current subscribers purchase products through subscription-based plans, where subscribers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted.

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

Investments in Growth

Subject to availability of sufficient capital, we expects to continue to focus on long-term growth through investments in product offerings and the kids and parent experience. We expect to make investments in marketing to acquire new subscribers and customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses in the future and cannot be certain that these efforts will grow our customer base or be cost-effective; however, in the long term, we anticipate that these investments will positively impact our results of operations.

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

Payroll and Related Expenses

Payroll and related expenses represent employee salaries, taxes, benefits, equity-based compensation and fees to our payroll provider.

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

Other Non-Operating Income

Other non-operating income in the first quarter of 2022 mainly related to settlement of an insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

RESULTS OF OPERATIONS

Comparison of the thirteen weeks ended April 1, 2023 and April 2, 2022

Revenue

Our revenue for the 13 weeks ended April 1, 2023, decreased by 6.9% to $4,029,478, compared to $4,325,997 for the 13 weeks ended April 2, 2022, a decrease of $296,519 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended April 1, 2023, and April 2, 2022, is summarized in the tables below:

	13 weeks ended April 1, 2023	13 weeks ended April 2, 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,971,567	$3,483,851	$(512,284)	(14.7)%
3rd party sellers	436,298	549,500	(113,202)	(20.6)%
Online website sales	621,613	292,646	328,967	112.4%
Total revenue	$4,029,478	$4,325,997	$(296,519)	(6.9)%

The revenue from subscription boxes for the 13 weeks ended April 1, 2023 and April 2, 2022, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the tables below:

	13 weeks ended April 1, 2023	13 weeks ended April 2, 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,401,026	$3,136,569	$(735,543)	(23.5)%
New subscriptions - first box	570,541	347,282	223,259	64.3%
Total subscription boxes revenue	$2,971,567	$3,483,851	$(512,284)	(14.7)%

The decrease in revenue was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 13 weeks ended April 1, 2023 and April 2, 2022 is summarized in the tables below:

	13 weeks ended April 1, 2023	13 weeks ended April 2, 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$3,047,756	$3,256,893	$(209,137)	(6.4)%
Boys’ apparel	787,159	867,794	(80,635)	(9.3)%
Toddlers’ apparel	194,563	201,310	(6,747)	(3.4)%
Total revenue	$4,029,478	$4,325,997	$(296,519)	(6.9)%

The number of items shipped to our customers decreased by 8.4%, from approximately 371,000 for the 13 weeks ended April 2, 2022, to approximately 340,000 for the 13 weeks ended April 1, 2023. The average shipment keep rate was 68.1% in the 13 weeks ended April 1, 2023, compared to 70.4% for the 13 weeks ended April 2, 2022.

Cost of Goods Sold

Our cost of goods sold decreased by 6.6% to $1,619,226 for the 13 weeks ended April 1, 2023, compared to $1,733,914 for the 13 weeks ended April 2, 2022, a decrease of $114,688.

The decrease in cost of goods sold for the 13 weeks ended April 1, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,410,252 for the 13 weeks ended April 1, 2023, compared to gross profit of $2,592,083 for the 13 weeks ended April 2, 2022. The decrease in gross profit for the 13 weeks ended April 1, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 59.8% for the 13 weeks ended April 1, 2023, compared to 59.9% for the 13 weeks ended April 2, 2022.

Operating Expenses

Our operating expenses for the 13 weeks ended April 1, 2023 and April 2, 2022, are summarized in the table below:

	13 weeks ended April 1, 2023	13 weeks ended April 2, 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$1,189,222	$1,132,084	$57,138	5.0%
Payroll, related costs and equity-based compensation	1,111,101	1,599,236	(488,135)	(30.5)%
General and administrative	2,024,562	1,930,893	93,669	4.9%
Depreciation and amortization	10,689	5,665	5,024	88.6%
Total expenses	$4,335,574	$4,667,878	$(332,304)	(7.1)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended April 1, 2023, decreased by $332,304 or 7.1% to $4,335,574, compared to $4,667,878 for the 13 weeks ended April 2, 2022. This decrease was mainly a result of (i) a decrease in payroll and related costs of $488,135, mainly due to a decrease in non-cash, equity-based compensation and lower headcount, recorded in the first quarter of 2023, compared to the same period in fiscal 2022, offset by (ii) an increase in shipping and handling of $57,138, which was mainly due to an increased in shipping costs — our shipping and handling expenses were 29.5% of total revenue in the current period, compared to 26.2% of total revenue in the previous period, and (iii) a $93,671 increase in general and administrative expenses, mainly due to an increase in marketing expenses, offset by a decrease in third party fees due to the decrease in sales.

Loss from Operations

Loss from operations decreased from $2,075,795 for the 13 weeks ended April 2, 2022, to $1,925,322 for the 13 weeks ended April 1, 2023. The decrease in loss from operations was largely due to a decrease in payroll as discussed above, offset by a decrease in sales.

Other Expenses (Income)

For the 13 weeks ended April 1, 2023 and April 2, 2022, total other expenses were $25,190 compared to total other income of $265,120, respectively. The other income for the 13 weeks ended April 2, 2022 mainly related to settlement of an insurance claim related to business interruption of damaged inventory.

Net Loss

We had a net loss of $1,950,512 for the 13 weeks ended April 1, 2023, compared to a net loss of $1,810,675 for the 13 weeks ended April 2, 2022, an increase in net loss of $139,837 or 7.7%. The increase in net loss was primarily due to a decrease in revenue and in other income, offset by a decrease in payroll-related cost, each discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	April 1, 2023	December 31, 2022	Change ($)	Change (%)
Cash	$269,287	$605,213	$(335,926)	(55.5)%
Working Capital	$6,593,509	$8,273,601	$(1,680,092)	(20.3)%
Short-term debt, related party	$2,050,000	$2,050,000	$-	-

On April 1, 2023, we had $269,287 of cash on hand compared to $605,213 of cash on hand at December 31, 2022.

As of April 1, 2023, the Company had total current liabilities of $5,885,004, consisting mainly of accounts payable of $1,716,630, accounts payable to related party of $1,338,047, accrued expenses of $395,646, operating lease liability of $384,681 and short-term debt from related party of $2,050,000 (discussed below).

As of April 1, 2023, we had $12,478,513 in total current assets, $5,885,004 in total current liabilities, working capital of $6,593,509 and a total accumulated deficit of $43,484,957.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $2,200,000, been converted into equity as of May 11, 2021), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, for which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements (which have since been terminated), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we also relied on the funds raised in the IPO to support our operations.

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

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company is also seeking stockholder approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024.

Cash Flows

	13 weeks ended April 1, 2023	13 weeks ended April 2, 2022
Cash used in:
Operating activities	$(260,688)	$(2,233,663)
Investing activities	(75,238)	(17,018)
Financing activities	-	(735,126)
Net decrease in cash	$(335,926)	$(2,985,807)

Net cash used in operating activities decreased to $260,688 for the 13 weeks ended April 1, 2023, compared to $2,233,663 for the 13 weeks ended April 2, 2022. The decrease in our cash used in operating activities of approximately $2.0 million was primarily due to changes in operating assets and liabilities in the amount of approximately $2.5 million, offset by adjustments for non-cash items totaling $0.36 million, and by an increase in net loss in the amount of approximately $0.14 million, as discussed in greater detail above.

Net cash used in investing activities during the 13 weeks ended April 1, 2023 and April 2, 2022 was $75,238 and $17,018, respectively, each of which was related to purchases of equipment.

Net cash used in financing activities was $735,126 for the 13 weeks ended April 2, 2022, related to repayment of advances payable.

Related Party Convertible Notes and Loans

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

In September, October and November 2021, the Company borrowed an aggregate of $2,500,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal is fully due on January 15, 2022, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand. On June 2, 2022, Company paid $150,000 of the outstanding loan amounts. The total outstanding amount to Mr. Dabah as of April 1, 2023 and December 31, 2022, was $1,850,000.

As of April 1, 2023 and December 31, 2022, there was $1,338,047 and $1,107,665 due to related party (Nina Footwear), respectively.

Need for Future Funding

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and may enter into cash advances or other financing arrangements. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Critical Accounting Estimates

Our condensed interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed interim financial statements requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed interim financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets and inventory obsolescence. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2022 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2022 Annual Report. During the 13 weeks ended April 1, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report.

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

Recent Accounting Pronouncements

Refer to “Note 2: Summary of Significant Accounting Policies” to our unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended April 1, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2022 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2022 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Kidpik Corp.

Date: May 16, 2023	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Adir Katzav
Adir Katzav
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

