Form 10-Q
period 2023-07-01
KIDPIK CORP.
filed 2023-08-15
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Number of shares of registrant’s common stock outstanding as of August 15, 2023: 7,808,366.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

2

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with future loan covenants;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Risks associated with our status as an “emerging growth company”.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	July 1, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$158,141	$600,595
Restricted cash	4,618	4,618
Accounts receivable	156,396	336,468
Inventory	9,755,705	12,625,948
Prepaid expenses and other current assets	897,194	1,043,095
Total current assets	10,972,054	14,610,724

Leasehold improvements and equipment, net	120,965	67,957
Operating lease right-of-use assets	1,201,105	1,469,665
Total assets	$12,294,124	$16,148,346

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,702,425	$2,153,389
Accounts payable, related party	1,538,902	1,107,665
Accrued expenses and other current liabilities	419,683	587,112
Operating lease liabilities, current	329,654	438,957
Short-term debt, related party	2,050,000	2,050,000
Total current liabilities	6,040,664	6,337,123

Operating lease liabilities, net of current portion	925,014	1,061,469

Total liabilities	6,965,678	7,398,592

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 7,769,717 shares are issued and outstanding as of July 1, 2023 and 7,688,194 shares issued and outstanding on December 31, 2022	7,770	7,688
Additional paid-in capital	50,834,858	50,276,511
Accumulated deficit	(45,514,182)	(41,534,445)
Total stockholders’ equity	5,328,446	8,749,754
Total liabilities and stockholders’ equity	$12,294,124	$16,148,346

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues, net	$3,448,919	$3,774,668	$7,478,397	$8,100,665

Cost of goods sold	1,372,563	1,473,380	2,991,789	3,207,294

Gross profit	2,076,356	2,301,288	4,486,608	4,893,371

Operating expenses
Shipping and handling	949,734	959,141	2,138,956	2,091,225
Payroll and related costs	1,094,135	1,346,744	2,205,236	2,945,980
General and administrative	2,024,871	1,552,890	4,049,435	3,483,783
Depreciation and amortization	12,426	6,654	23,113	12,319
Total operating expenses	4,081,166	3,865,429	8,416,740	8,533,307
Operating loss	(2,004,810)	(1,564,141)	(3,930,132)	(3,639,936)
Other expenses (income)
Interest expense	24,415	7,925	49,605	29,600
Total other expense (income)	-	-	-	(286,795)
	24,415	7,925	49,605	(257,195)

Net loss	$(2,029,225)	$(1,572,066)	$(3,979,737)	$(3,382,741)

Net loss per share attributable to common stockholders:
Basic	(0.26)	(0.21)	(0.52)	(0.44)
Diluted	(0.26)	(0.21)	(0.52)	(0.44)

Weighted average common shares outstanding:
Basic	7,731,195	7,636,493	7,709,695	7,655,359
Diluted	7,731,195	7,636,493	7,709,695	7,655,359

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity

For the 13 and 26 Weeks Ended July 1, 2023 and July 2, 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164	-	617,164
Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	$7,618	-	-	$49,276,389	$(35,729,859)	$13,554,148

Equity-based compensation	-	-	-	-	433,924	-	433,924
Issuance of common stock	70,360	70	-	-	(70)	-	-
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(1,572,066)	(1,572,066)

Balance, July 2, 2022	7,688,194	7,688	-	$-	$49,676,551	$(37,301,925)	$12,382,314

Balance, December 31, 2022	7,688,194	$7,688	-	$-	$50,276,511	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476
Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	7,688,194	$7,688	-	-	$50,543,987	$(43,484,957)	$7,066,718

Issuance of common stock	81,523	82	-	-	(82)	-	-
Equity-based compensation	-	-	-	-	290,953	-	290,953
Net loss	-	-	-	-	-	(2,029,225)	(2,029,225)

Balance, July 1, 2023	7,769,717	$7,770	-	$-	$50,834,858	$(45,514,182)	$5,328,446

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities

Net loss	$(3,979,737)	$(3,382,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,113	12,319
Equity-based compensation	558,429	1,051,088
Bad debt expense	151,362	241,057
Changes in operating assets and liabilities:
Accounts receivable	28,710	(69,959)
Inventory	2,870,243	(1,180,833)
Prepaid expenses and other current assets	145,901	57,175
Operating lease right-of-use assets and liabilities	22,802	5,033
Accounts payable	(450,965)	(1,061,068)
Accounts payable, related parties	431,238	(129,753)
Accrued expenses and other current liabilities	(167,429)	(345,378)

Net cash used in operating activities	(366,333)	(4,803,060)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(76,121)	(31,317)
Net cash used in investing activities	(76,121)	(31,317)
Cash flows from financing activities
Cash used to settle net share equity awards	-	(33,692)
Net proceeds from line of credit	-	-
Net (repayments) from advance payable	-	(932,155)
Net (repayments) from loan payable	-	(150,000)
Net cash used in financing activities	-	(1,115,847)
Net decrease in cash and restricted cash	(442,454)	(5,950,224)

Cash and restricted cash, beginning of period	605,213	8,420,500
Cash and restricted cash, end of period	$162,759	$2,470,276

Reconciliation of cash and restricted cash:
Cash	$158,141	$2,465,831
Restricted cash	4,618	4,445
	$162,759	$2,470,276
Supplemental disclosure of cash flow data:
Interest paid	$-	$20,577
Supplemental disclosure of non-cash flow data:
Record right-of use asset and operating lease liabilities	$-	1,857,925

The accompanying notes are an integral part to these condensed interim financial statements.

Kidpik Corp.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “kidpik”, “we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business, its retail website, www.kidpik.com, and 3rd party websites. The Company commenced operations in March 2016 and its executive office is located in New York.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 (the “Form 10-K”).

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended July 1, 2023 and July 2, 2022 consist of 13 weeks. These quarters are referred to herein as the second quarter of “2023” and “2022”, respectively.

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

Emerging growth company: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, kidpik’s online website sales, and 3rd party website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds, as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted, and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

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

The Company has no unrecognized tax benefits at July 1, 2023 and December 31, 2022. The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $938,639 and $583,747 for the 13 weeks ended July 1, 2023, and July 2, 2022, respectively. Advertising and promotion expenses totaled $1,840,742 and $1,302,128 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. Advertising and promotion expenses are included in general and administrative expenses in the condensed interim statements of operations.

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

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $45,514,182 as of July 1, 2023. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expanding its product offerings and enhancing technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 18, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period, fails to regain compliance during the second 180-day period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company also received stockholder approval at its 2023 Annual Meeting of Stockholders held on June 19, 2023, of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time prior to April 24, 2024.

NOTE 4: INVENTORY

Inventory consists of the following:

	July 1, 2023	December 31, 2022
	(unaudited)
Finished goods	$9,755,705	$12,625,948
Total	$9,755,705	$12,625,948

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	July 1, 2023	December 31, 2022
	(unaudited)
Computer equipment	$120,459	$117,841
Furniture and fixtures	185,290	174,504
Leasehold improvements	137,943	65,523
Machinery and equipment	32,666	42,369
Total cost	476,358	400,237
Accumulated depreciation	(355,393)	(332,280)
Leasehold improvements and equipment, net	$120,965	$67,957

Depreciation expense amounted to $12,426 and $6,654 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively.

Depreciation expense amounted to $23,113 and $12,319 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.

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

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of July 1, 2023, the minimum lease payments amount to $63,702 for the year ending December 30, 2023.

As of July 1, 2023, the weighted average remaining lease term was 3.7 years and weighted average incremental borrowing rate was 6.95%.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of July 1, 2023:

July 1, 2023
Assets
Operating lease right-of-use assets, net	$1,201,105

Liabilities
Operating lease liabilities – current	$329,654
Operating lease liabilities – non-current	925,014
Total Lease Liabilities	$1,254,668

The maturities of our operating lease liabilities as of July 1, 2023, are as follows:

Maturity of Operating Lease Liabilities
2023	$233,652
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,429,067
Less: imputed interest	(174,399)
Present value of lease liabilities	$1,254,668

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to $9,447 and $80,398 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.

A related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $23,662 and $25,578 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Management fees amounted to $52,652 and $56,504 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site.

The consulting fees for this service amounted to $18,438 and $31,030 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively. The consulting fees for this service amounted to $37,751 and $61,575 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively, The consulting fees for this service are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. On June 27, 2022, the parties signed a new lease agreement with a third party.

For the 13 and 26 weeks ended July 1, 2023 and July 2, 2022, related party office rent amounted to zero and $82,500, for both periods, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. The minimum lease payments amount to $191,106 for the year ending December 30, 2023.

As of July 1, 2023 and December 31, 2022, there was $1,538,902 and $1,107,665 due to related party, respectively.

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

NOTE 9: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks ended July 1, 2023 and July 2, 2022. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks ended July 1, 2023 does not include 250,000 stock options and 176,000 restricted stock units as their effect was anti-dilutive.

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(2,029,225)	$(1,572,066)	$(3,979,737)	$(3,382,741)
Weighted Average Shares – Basic	7,731,195	7,636,493	7,709,695	7,655,359
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted	7,731,195	7,636,493	7,709,695	7,655,359
Basic net loss per share	(0.26)	(0.21)	(0.52)	(0.44)
Diluted net loss per share	(0.26)	(0.21)	(0.52)	(0.44)

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

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units (“RSUs”) to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; and (ii) 1/3 on May 15, 2023; and continue to vest (to the extent not forfeited) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 88,000 restricted stock units were vested of which 70,360 common stock shares were issued and 17,640 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 87,999 restricted stock units were vested of which 81,523 common stock shares were issued and 6,476 were forfeited and cancelled to settle tax liability on the vested shares.

In determining the fair value of the stock-based awards, we used the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. Expected Term - The expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method (generally calculated as the mid-point between the vesting date and the end of the contractual term). Expected Volatility - The expected volatility was estimated based on the average volatility for publicly-traded companies that we considered comparable, over a period equal to the expected term of the stock option grants. Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury zero coupon notes in effect at the time of grant for periods corresponding with the expected term of the option. Expected Dividend - We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock; therefore, we use an expected dividend yield of zero.

The fair value of each option we issued on November 10, 2021 was $3.16. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit (“RSU”) we issued on November 10, 2021 was $8.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 31, 2022	286,000	$8.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(36,000)	-
Unvested options as of July 1, 2023	250,000	$8.50

As of July 1, 2023, there was $1.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.1 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks and 26 weeks ended July 1, 2023, was $290,953 and $558,429, respectively, and it is included as part of payroll expense.

NOTE 12: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended July 1, 2023, one vendor accounted for 100% of inventory purchases. For the 13 weeks ended July 2, 2022, three vendors accounted for approximately 59.8% of inventory purchases. For the 26 weeks ended July 1, 2023, one vendor accounted for 100% of inventory purchases. For the 26 weeks ended July 2, 2022, two vendors accounted for approximately 51% of inventory purchases.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 13: REVENUE, NET

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Subscription boxes	$2,607,543	$2,974,550	$5,579,110	$6,458,401
3rd party websites	426,914	559,077	863,212	1,108,577
Online website sales	414,462	241,041	1,036,075	533,687
Total revenue	$3,448,919	$3,774,668	$7,478,397	$8,100,665

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 30, 2023 is a 52-week year and referred to herein as fiscal “2023”. The years ended December 31, 2022 and January 1, 2022 were both 52-week years. These years are referred to herein as fiscal “2022” and “2021”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the first quarter of fiscal 2023 and the first quarter of fiscal 2022, refer to the 13 weeks ended July 1, 2023 and July 2, 2022, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended July 1, 2023 and July 2, 2022, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

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

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes. During the second quarter of 2022, we introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on 3rd party websites.

We also introduced an “add-on” option for all active members, whereby they can add additional items of their choosing to their next subscription box order. We plan to broaden the assortment of add-on items offered in an effort to increase the average box transaction size and gross margin. During the second quarter of 2022, we expanded our subscription box offerings, introducing a 12-piece box option in addition to our traditional 8-piece box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box and outfit assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

As of the date of this Report, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

We have expanded our offerings with a limited style introduction of husky/plus and slim sizes to our assortment and launched a limited-edition NASA selection during the third quarter of 2022. We will continue to analyze the marketplace for interest in new products and may further invest in expanding our current lines.

We have added new channels to our paid advertising strategy along with new affiliate partnerships, with the goal of increasing new member growth. In addition, we have focused on other revenue share marketing opportunities, such as continuing to scale our influencer ambassador program, and launched a consumer-facing brand ambassador program. We are also pursuing new awareness strategies, such as cross-promotional opportunities with children’s companies with brand synergies.

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

Gross Margin

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Gross margin	60.2%	61.0%	60.0%	60.4%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returns from customers, inventory write-offs, and other miscellaneous shrinkage.

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items, which was a settlement of an insurance claim. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital requirements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;

●	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

●	Adjusted EBITDA does not reflect certain non-routine items that may represent a reduction in cash available to us; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(2,029,225)	$(1,572,066)	$(3,979,737)	$(3,382,741)
Add (deduct)
Interest expense	24,415	7,925	49,605	29600
Other expense	-	-	-	(286,795)
Depreciation and amortization	12,426	6,654	23,113	12,319
Equity-based compensation	290,953	433,924	558,429	1,051,088
Adjusted EBITDA	$(1,701,431)	$(1,123,563)	$(3,348,590)	$(2,576,529)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended		For the 26 weeks ended
	(in thousands)		(in thousands)
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Shipped Items	290	354	630	725

We believe the decreases in shipped items for the second quarter of 2023 and first half of 2023 versus the same periods in 2022, as shown in the table above, were primarily driven by a decrease in subscription boxes sales as a result of a lower number of new customers being acquired during 2023, in comparison to 2022, due to declines in the overall U.S. economy.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 26 weeks ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Average Shipment Keep Rate	75.1%	69.2%	71.3%	69.8%

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

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, high inflation, as is being currently experienced, business conditions, changes in the housing market, the availability of credit, increases in interest rates, as is being currently experienced and increases in fuel costs, energy costs, raw material costs, and supply chain challenges. In addition, during periods of low unemployment, we generally experience higher labor costs. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on improving the conversion of new members and our overall client experience.

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

Social networks are important as a source of new clients and as a means by which to connect with current clients, and their importance may be increasing. We may be unable to effectively maintain a presence within these networks, which could lead to lower than anticipated brand affinity and awareness, and in turn could adversely affect our operating results. Further, mobile operating system and web browser providers, such as Apple and Google, have implemented product changes to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple made a change in iOS 14 that required apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Google intends to further restrict the use of third-party cookies in its Chrome browser in 2024, consistent with similar actions taken by the owners of other browsers, such as Apple in its Safari browser, and Mozilla in its Firefox browser. These changes have reduced and will continue to reduce our ability to efficiently target and measure advertising, in particular through online social networks, making our advertising less cost effective and successful. We have been, and expect to continue to be, impacted by these changes.

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

Inventory Management

To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. From time to time, we include inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at time optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, over inventory investments will fluctuate with the needs of our business. For example, entering new categories or adding new fulfillment centers will require additional investments in inventory.

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

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and 3rd party websites. We refer to these revenue classifications as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

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

Payroll and Related Expenses

Payroll and related expenses represent employee salaries, taxes, benefits, shared-based compensation, and fees to our payroll provider.

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

Other Non-Operating Income

Other non-operating income in the first quarter of 2022, mainly related to settlement of an insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

Comparison of the thirteen weeks ended July 1, 2023 and July 2, 2022

Revenue

Our revenue for the 13 weeks ended July 1, 2023, decreased by 8.6% to $3,448,919, compared to $3,774,668 for the 13 weeks ended July 2, 2022, a decrease of $325,749 from the prior period. The revenue breakdown by sales channel for the 13 weeks ended July 1, 2023, and July 2, 2022, is summarized in the table below:

	13 weeks ended July 1, 2023	13 weeks ended July 2, 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,607,543	$2,974,550	$(367,007)	(12.3)%
3rd party websites	426,914	559,077	(132,163)	(23.6)%
Online website sales	414,462	241,041	173,421	71.9%
Total revenue	$3,448,919	$3,774,668	$(325,749)	(8.6)%

Our revenue for the 26 weeks ended July 1, 2023, decreased by 7.7% to $7,478,397, compared to $8,100,665 for the 26 weeks ended July 2, 2022, a decrease of $622,269 from the prior period. The revenue breakdown by sales channel for the 26 weeks ended July 1, 2023, and July 2, 2022, is summarized in the table below:

	26 weeks ended July 1, 2023	26 weeks ended July 2, 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$5,579,110	$6,458,401	$(879,291)	(13.6)%
3rd party websites	863,212	1,108,577	(245,365)	(22.1)%
Online website sales	1,036,075	533,687	502,388	94.1%
Total revenue	$7,478,397	$8,100,665	$(622,268)	(7.7)%

The revenue from subscription boxes for the 13 weeks ended July 1, 2023 and July 2, 2022, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	13 weeks ended July 1, 2023	13 weeks ended July 2, 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,177,298	$2,650,324	$(473,026)	(17.8)%
New subscriptions - first box	430,245	324,226	106,019	32.7%
Total subscription boxes revenue	$2,607,543	$2,974,550	$(367,007)	(12.3)%

The revenue from subscription boxes for the 26 weeks ended July 1, 2023 and July 2, 2022, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	26 weeks ended July 1, 2023	26 weeks ended July 2, 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$4,578,324	$5,786,892	$(1,208,568)	(20.9)%
New subscriptions - first box	1,000,786	671,509	329,277	49.0%
Total subscription boxes revenue	$5,579,110	$6,458,401	$(879,291)	(13.6)%

The decrease in revenue for the 13 weeks ended July 1, 2023 was primarily driven by a decrease in subscription boxes sales. The revenue breakdown by product line for the 13 weeks ended July 1, 2023 and July 2, 2022 is summarized in the table below:

	13 weeks ended July 1, 2023	13 weeks ended July 2, 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$2,636,965	$2,762,669	$(125,704)	(4.6)%
Boys’ apparel	640,937	821,650	(180,713)	(22.0)%
Toddlers’ apparel	171,017	190,349	(19,332)	(10.5)%
Total revenue	$3,448,919	$3,774,668	$(326,349)	(8.6)%

The decrease in revenue for the 26 weeks ended July 2, 2022 was primarily driven by a decrease in subscription boxes sales, due to the difficult retail environment. The revenue breakdown by product line for the 26 weeks ended July , 2023 and July 2, 2022 is summarized in the tables below:

	26 weeks ended July 1, 2023	26 weeks ended July 2, 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$5,684,721	$6,019,561	$(334,840)	(5.6)%
Boys’ apparel	1,428,096	1,689,445	(261,349)	(15.5)%
Toddlers’ apparel	365,580	391,659	(26,079)	(6.7)%
Total revenue	$7,478,397	$8,100,665	$(622,268)	(7.7)%

The number of items shipped to our customers decreased by 17.9%, from approximately 354,000 for the 13 weeks ended July 2, 2022, to approximately 290,000 for the 13 weeks ended July 1, 2023, due to challenging subscription environment. The average shipment keep rate increased to 75.1% in the 13 weeks ended July 1, 2023, compared to 69.2% in the 13 weeks ended July 2, 2022.

The number of items shipped to our customers decreased by 13.0%, from approximately 725,000 for the 26 weeks ended July 2, 2022, to approximately 630,000 for the 26 weeks ended July 1, 2023. The average shipment keep rate increased to 71.3% in the 26 weeks ended July 1, 2023, compared to 69.8% in the 26 weeks ended July 1, 2022.

Cost of Goods Sold

Our cost of goods sold decreased by 6.8% to $1,372,563 for the 13 weeks ended July 1, 2023, compared to $1,473,380 for the 13 weeks ended July 2, 2022, a decrease of $100,817.

Our cost of goods sold decreased by 6.7% to $2,991,789 for the 26 weeks ended July 1, 2023, compared to $3,207,294 for the 26 weeks ended July 2, 2022, a decrease of $215,505.

The decrease in cost of goods sold for the 13 and 26 weeks ended July 1, 2023, compared to the same periods in fiscal 2022, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,076,356 for the 13 weeks ended July 1, 2023, compared to gross profit of $2,301,288 for the 13 weeks ended July 2, 2022. The decrease in gross profit for the 13 weeks ended July 1, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales, related to a challenging retail environment.

Gross profit as a percentage of revenue was 60.2% for the 13 weeks ended July 1, 2023, compared to 61.0% for the 13 weeks ended July 2, 2022.

Our gross profit was $4,486,608 for the 26 weeks ended July 1, 2023, compared to gross profit of $4,893,371 for the 26 weeks ended July 2, 2022. The decrease in gross profit for the 26 weeks ended July 1, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 60.0% for the 26 weeks ended July 1, 2023, compared to 60.4% for the 26 weeks ended July 1, 2022.

Operating Expenses

Our operating expenses for the 13 weeks ended July 1, 2023 and July 2, 2022, are summarized in the table below:

	13 weeks ended July 1, 2023	13 weeks ended July 2, 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$949,734	$959,141	$(9,407)	(1.0)%
Payroll, related costs and equity-based compensation	1,094,135	1,346,744	(252,609)	(18.8)%
General and administrative	2,024,871	1,552,890	471,981	30.4%
Depreciation and amortization	12,426	6,654	5,772	86.7%
Total expenses	$4,081,166	$3,865,429	$215,737	5.6%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended July 1, 2023, increased by $215,737 or 5.6% to $4,081,166, compared to $3,865,429 for the 13 weeks ended July 1, 2022. This increase was mainly a result of (i) a $471,981 increase in general and administrative expenses, mainly due to an increase in marketing expenses and franchise tax fees, offset by a decrease in third party fees due to the decrease in sales, offset by (ii) a decrease in payroll and related costs of $252,609, mainly due to a decrease in non-cash, equity-based compensation and lower headcount related to cost reductions, recorded in the second quarter of 2023, compared to the same period in fiscal 2022.

Our operating expenses for the 26 weeks ended July 1, 2023 and July 2, 2022, are summarized in the table below:

	26 weeks ended July 1, 2023	26 weeks ended July 2, 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$2,138,956	$2,091,225	$47,731	2.3%
Payroll, related costs and equity-based compensation	2,205,236	2,945,980	(740,744)	(25.1)%
General and administrative	4,049,435	3,483,783	565,652	16.2%
Depreciation and amortization	23,113	12,319	10,794	87.6%
Total expenses	$8,416,740	$8,533,307	$(116,567)	(1.4)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 26 weeks ended July 1, 2023, decreased by $116,567 or 1.4% to $8,416,740, compared to $8,533,307 for the 26 weeks ended July 2, 2022. This decrease was mainly a result of (i) a decrease in payroll and related costs of $740,744, mainly due to a decrease in non-cash, equity-based compensation and lower headcount, recorded in the second quarter of 2023, compared to the same period in fiscal 2022, offset by (ii) a $565,652 increase in general and administrative expenses, mainly due to an increase in marketing expenses and franchise tax fees, offset by a decrease in third party fees due to the decrease in sales .

Loss from Operations

Loss from operations increased from $1,564,141 for the 13 weeks ended July 2, 2022, to $2,004,810 for the 13 weeks ended July 1, 2023. The increase in loss from operations was largely due to a decrease in sales, and an increase in general and administrative expenses, offset by a decrease in payroll as discussed above.

Loss from operations increased from $3,639,936 for the 26 weeks ended July 2, 2022, to $3,930,132 for the 26 weeks ended July 1, 2023. The increase in loss from operations was largely due to a decrease in sales and an increase in general and administrative expenses, offset by a decrease in payroll as discussed above.

Other Expenses (Income)

For the 13 weeks ended July 1, 2023 and July 2, 2022, total other expenses, consisting solely of interest expenses, were $24,415 and $7,925, respectively. The increase in interest expense is related to the Company’s operating leases, related to a change in accounting policy regarding operating leases.

Total other expenses (income) were $49,605 and ($257,195) for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. The increase in interest expense from $29,600 for the 26 weeks ended July 2, 2022 to $49,605 for the 26 weeks ended July 1, 2023, is related to the Company’s operating leases and a decrease in other income for the 26 weeks ended July 1, 2023 from $286,795 for the 26 weeks ended July 2, 2022 to $0 for the 26 weeks ended July 1, 2023, was due to a settlement of insurance claim related to business interruption of damaged inventory.

Net Loss

We had a net loss of $2,029,225 for the 13 weeks ended July 1, 2023, compared to a net loss of $1,572,066 for the 13 weeks ended July 2, 2022, an increase in net loss of $457,159 or 29.1%. The increase in net loss was primarily due to an increase general and administrative expenses of $471,981 and the decrease in revenue of $325,749, offset by a decrease in payroll of $252,609, each as discussed in greater detail above.

We had a net loss of $3,979,737 for the 26 weeks ended July 1, 2023, compared to a net loss of $3,382,741 for the 26 weeks ended July 2, 2022, an increase in net loss of $596,996 or 15.0%. The increase in net loss was primarily due to an increase in general and administrative expenses of $565,652 and a decrease in revenue of $622,268, offset by a decrease in non-cash compensation of $458,967 and other income of $286,795, each as discussed in greater detail above.

Liquidity and Capital Resources

	July 1, 2023	December 31, 2022	Change ($)	Change (%)
Cash and restricted cash	$162,759	$605,213	$(442,454)	(73.1)%
Working capital	$4,931,391	$8,273,601	$(3,342,210)	(40.4)%
Short-term debt, related party	$2,050,000	$2,050,000	$-	-

On July 1, 2023, we had $162,759 of cash on hand (including restricted cash of $4,618), compared to $605,213 of cash on hand at December 31, 2022 (including restricted cash of $4,618).

As of July 1, 2023, the Company had total current liabilities of $6,040,664, consisting mainly of accounts payable of $1,702,425, accounts payable to related party of $1,538,902, accrued expenses of $419,683, operating lease liability of $329,654 and short-term debt from related party of $2,050,000 (discussed below).

As of July 1, 2023, we had $10,972,054 in total current assets, $6,040,664 in total current liabilities, working capital of $4,931,391 and a total accumulated deficit of $45,514,182.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $2,050,000, been converted into equity as of May 11, 2021), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, for which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements (which have since been terminated), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we have also relied on the funds raised in the IPO to support our operations.

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

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue a growth strategy for the expansion of operations through increased marketing to attract new members and refine the marketing strategy to strategically prioritize customer acquisition channels that we believe will be more successful at attracting new customers and members. We plan to launch new product lines to help attract new members and retain existing members.

We expect to continue to generate net losses for the foreseeable future as we make investments to grow our business. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants or convertible securities. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market. The Notification Letter stated that the Company has 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 18, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period, fails to regain compliance during the second 180-day period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company has received stockholder approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024. The Board of Directors may determine to affect a reverse stock split of the Company’s outstanding common stock in the future to attempt to cure the trading price deficiency raised by Nasdaq.

Cash Flows

	26 weeks ended July 1, 2023	26 weeks ended July 2, 2022
Cash used in:
Operating activities	$(366,333)	$(4,803,060)
Investing activities	(76,121)	(31,317)
Financing activities	-	(1,115,847)
Net decrease in cash	$(442,454)	$(5,950,224)

Net cash used in operating activities decreased to $366,333 for the 26 weeks ended July 1, 2023, compared to $4,803,060 for the 26 weeks ended July 2, 2022. The decrease in our cash used in operating activities of approximately $4.4 million was primarily due to changes in operating assets and liabilities in the amount of approximately $5.6 million, offset by adjustments for non-cash items totaling $0.57 million, and by an increase in net loss in the amount of approximately $0.60 million, as discussed in greater detail above.

Net cash used in investing activities during the 26 weeks ended July 1, 2023 and July 2, 2022 was $76,121 and $31,317, respectively, each of which was related solely to leasehold improvements.

Net cash used in financing activities was $1,115,847 for the 26 weeks ended July 2, 2022, related to repayment of advances payable and notes payable.

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

As of July 1, 2023 and December 31, 2022, there was $1,538,902 and $1,107,665 due to related party (Nina Footwear), respectively.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2022 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2022 Annual Report. During the 26 weeks ended July 1, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended July 1, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We are not party to any material legal proceedings at this time. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2022 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K, except as set forth below. You should carefully consider such factors in the 2022 Form 10-K, and below, which could materially affect our business, financial condition or future results. The risks described in the 2022 Form 10-K and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We have, and plan to continue to, reduce purchases of inventory to conserve cash.

Over the past several quarters, and moving forward for the near term, to manage operating cash flows, the Company plans to significantly reduce purchases of new inventory. Reductions in the purchase of inventory may also result in reduced revenue, as we can only sell merchandise that we have in inventory. Additionally, in the event the market for our products increases in the near term, we may not have available inventory of products which customers or members desire to purchase and/or enough of those products to keep up with demand. As a result, our revenues and margins may decrease, which could have a material adverse effect on our operating results and the value of our securities.

We may have difficulties finding suitable warehouse space and our move to a new warehouse space may be costly and/or result in an interruption of our operations.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expires on September 30, 2023. As of July 1, 2023, the minimum lease payments amount to $63,702 for the year ending December 30, 2023. We expect to find alternative warehouse space when our current sub-lease expires on September 30, 2023. We may not be able to find suitable warehouse space, such alternative warehouse space may not be as large, or allow us to operate at the same efficiency levels as our current space, and we expect to expend significant resources moving to such new warehouse space, outfitting such space for our operations, and purchasing new equipment in connection therewith. The move from our current warehouse to a new warehouse could result in a temporary or prolonged interruption in our business activities. The terms of such warehouse space rental may also not be as favorable to us as our current lease, may be significantly more expensive and/or may require us to expend additional amounts on expenses which are covered by our current agreement. Additionally, certain of our employees may decide to terminate their employment with us rather than relocate to a new location. Any of the above could result in an increase in our operating expenses, interruptions in our business activities, and decreased revenues, which could have a material adverse effect on the value of our securities.

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

Kidpik Corp.

Date: August 15, 2023	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Jill Pasechnick
Jill Pasechnick
Chief Accounting Officer
(Principal Financial and Accounting Officer)

