Form 10-Q
period 2023-09-30
KIDPIK CORP.
filed 2023-11-14
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of registrant’s common stock outstanding as of November 10, 2023: 9,362,166.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding and potential dilution caused thereby;

●	the continuing effect of high interest rates and inflation on our operations, sales, and market for our products;

●	deterioration of the global economic environment;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	high interest rates and inflation and our ability to control our costs, including employee wages and benefits and other operating expenses, as a result thereof;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our business, including our costs and supply chain, which is subject to risks associated with rising inflation;

●	our ability to establish or maintain vendor and supplier relations and/or relationships with third parties;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

1

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby, and risks that if we do not raise such funding, we may be forced to seek bankruptcy protection and/or liquidate;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

2

●	Certain anti-dilutive, drag-along and tag-along rights which may be deemed to be held by a former minority stockholder;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with future loan covenants;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the Board of Directors’ ability to issue blank check preferred stock;

●	Potential strategic transactions which may result in a change of control and/or business focus, a change in management and/or our Board of Directors;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$55,687	$600,595
Restricted cash	4,618	4,618
Accounts receivable	147,499	336,468
Inventory	8,754,629	12,625,948
Prepaid expenses and other current assets	721,011	1,043,095
Total current assets	9,683,444	14,610,724

Leasehold improvements and equipment, net	109,639	67,957
Operating lease right-of-use assets	1,066,825	1,469,665
Total assets	$10,859,908	$16,148,346

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,930,858	$2,153,389
Accounts payable, related party	1,709,708	1,107,665
Accrued expenses and other current liabilities	365,650	587,112
Operating lease liabilities, current	273,840	438,957
Short-term debt, related party	850,000	2,050,000
Total current liabilities	5,130,056	6,337,123

Operating lease liabilities, net of current portion	853,261	1,061,469

Total liabilities	5,983,317	7,398,592

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 9,362,166 shares are issued and outstanding as of September 30, 2023, and 7,688,194 shares issued and outstanding on December 31, 2022	9,362	7,688
Additional paid-in capital	52,307,362	50,276,511
Accumulated deficit	(47,440,133)	(41,534,445)
Total stockholders’ equity	4,876,591	8,749,754
Total liabilities and stockholders’ equity	$10,859,908	$16,148,346

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues, net	$3,389,183	$3,633,467	$10,867,580	$11,734,132

Cost of goods sold	1,317,684	1,442,258	4,309,473	4,649,552

Gross profit	2,071,499	2,191,209	6,558,107	7,084,580

Operating expenses
Shipping and handling	1,032,678	1,042,186	3,171,634	3,133,411
Payroll and related costs	991,044	1,191,515	3,196,280	4,137,495
General and administrative	1,939,108	2,366,283	5,988,543	5,850,066
Depreciation and amortization	12,503	7,670	35,616	19,989
Total operating expenses	3,975,333	4,607,654	12,392,073	13,140,961
Operating loss	(1,903,834)	(2,416,445)	(5,833,966)	(6,056,381)
Other expenses (income)
Interest expense	22,117	21,885	71,722	51,485
Other income	-	-	-	(286,795)
Total other expense (income)	22,117	21,885	71,722	(235,310)

Net loss	$(1,925,951)	$(2,438,330)	$(5,905,688)	$(5,821,071)

Net loss per share attributable to common stockholders:
Basic	(0.24)	(0.32)	(0.76)	(0.76)
Diluted	(0.24)	(0.32)	(0.76)	(0.76)

Weighted average common shares outstanding:
Basic	8,022,268	7,688,194	7,813,886	7,653,790
Diluted	8,022,268	7,688,194	7,813,886	7,653,790

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity

For the 13 and 39 Weeks Ended September 30, 2023 and October 1, 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2022	7,617,834	$7,618	-	$-	$48,659,225	$(33,919,184)	$14,747,659

Equity-based compensation	-	-	-	-	617,164	-	617,164
Net loss	-	-	-	-	-	(1,810,675)	(1,810,675)

Balance, April 2, 2022	7,617,834	7,618	-	-	49,276,389	(35,729,859)	13,554,148

Equity-based compensation	-	-	-	-	433,924	-	433,924
Issuance of common stock	70,360	70	-	-	(70)	-	-
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(1,572,066)	(1,572,066)

Balance, July 2, 2022	7,688,194	7,688	-	-	49,676,551	(37,301,925)	12,382,314

Equity-based compensation	-	-	-	-	303,980	-	303,980
Net loss	-	-	-	-	-	(2,438,330)	(2,438,330)

Balance, October 1, 2022	7,688,194	$7,688	-	$-	$49,980,531	$(39,740,255)	$10,247,964

Balance, December 31, 2022	7,688,194	$7,688	-	$-	$50,276,511	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476
Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	7,688,194	7,688	-	-	50,543,987	(43,484,957)	7,066,718

Issuance of common stock	81,523	82	-	-	(82)	-	-
Equity-based compensation	-	-	-	-	290,953	-	290,953
Net loss	-	-	-	-	-	(2,029,225)	(2,029,225)

Balance, July 1, 2023	7,769,717	7,770	-	-	50,834,858	(45,514,182)	5,328,446

Issuance of common stock – vesting of restricted shares	38,649	38	-	-	(38)	-	-
Issuance of common stock – debt conversion	1,553,800	1,554			1,198,446	-	1,200,000
Equity-based compensation	-	-	-	-	280,543	-	280,543
Cash used to settle net share equity awards	-	-	-	-	(6,447)	-	(6,447)
Net loss	-	-	-	-	-	(1,925,951)	(1,925,951)

Balance, September 30, 2023	9,362,166	$9,362	-	$-	$52,307,362	$(47,440,133)	$4,876,591

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities

Net loss	$(5,905,688)	$(5,821,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,616	19,989
Equity-based compensation	838,972	1,355,068
Bad debt expense	236,200	456,388
Changes in operating assets and liabilities:
Accounts receivable	(47,231)	(343,455)
Inventory	3,871,319	(2,674,680)
Prepaid expenses and other current assets	322,084	680,359
Operating lease right-of-use assets and liabilities	29,515	15,599
Accounts payable	(222,532)	(503,167)
Accounts payable, related parties	602,044	65,944
Accrued expenses and other current liabilities	(221,461)	(291,554)
Net cash used in operating activities	(461,162)	(7,040,580)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(77,299)	(42,903)
Net cash used in investing activities	(77,299)	(42,903)

Cash flows from financing activities
Cash used to settle net share equity awards	(6,447)	(33,692)
Net repayments from advance payable	-	(932,155)
Net repayments from loan payable	-	(150,000)
Net cash used in financing activities	(6,447)	(1,115,847)
Net decrease in cash and restricted cash	(544,908)	(8,199,330)

Cash and restricted cash, beginning of period	605,213	8,420,500
Cash and restricted cash, end of period	$60,305	$221,170

Reconciliation of cash and restricted cash:
Cash	$55,687	$216,552
Restricted cash	4,618	4,618
	$60,305	$221,170
Supplemental disclosure of cash flow data:
Interest paid	$2,315	$21,830
Supplemental disclosure of non-cash investing and financing activities:
Conversion of stockholder debt to equity	$1,200,000	-
Record right-of use asset and operating lease liabilities	$-	1,857,925

The accompanying notes are an integral part to these condensed interim financial statements.

Kidpik Corp.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “kidpik”, “we”, “our” or “us”) was incorporated on April 16, 2015 under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business, its retail website, www.kidpik.com, and third party websites. The Company commenced operations in March 2016 and its executive office is located in New York.

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2023 and October 1, 2022 consist of 13 weeks. These quarters are referred to herein as the third quarter of “2023” and “2022”, respectively.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, kidpik’s online website sales, and third party website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds, as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted, and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

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

Revenue from online website sales, which includes sales from our and third party websites (currently Amazon and Walmart), are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon time of order.

The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns.

Estimates of discretionary authorized returns for sales other than subscription sales, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims, and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than reserves established, a reduction or increase to net revenue would be recorded in the period in which such determination was made.

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

The Company has no unrecognized tax benefits at September 30, 2023 and December 31, 2022. The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $795,031 and $969,115 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively. Advertising and promotion expenses totaled $2,635,773 and $2,271,243 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. Advertising and promotion expenses are included in general and administrative expenses in the condensed interim statements of operations.

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

NOTE 3: LIQUIDITY

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $47,440,133 as of September 30, 2023. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

To support the Company’s existing operations or any future expansion of business, including the ability to execute the Company’s growth strategy, the Company must have sufficient capital to continue to make investments and fund operations.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce its inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company may include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that such date was subsequently extended to March 18, 2024, upon request to Nasdaq, and in accordance with Nasdaq’s rules. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance by March 18, 2024, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if required, implement a reverse stock split to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company also received stockholder approval at its 2023 Annual Meeting of Stockholders held on June 19, 2023, of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time prior to April 24, 2024.

NOTE 4: INVENTORY

Inventory consists of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Finished goods	$8,754,629	$12,625,948
Total	$8,754,629	$12,625,948

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Computer equipment	$120,459	$117,841
Furniture and fixtures	185,290	174,504
Leasehold improvements	139,121	65,523
Machinery and equipment	32,666	42,369
Total cost	477,536	400,237
Accumulated depreciation	(367,897)	(332,280)
Leasehold improvements and equipment, net	$109,639	$67,957

Depreciation expense amounted to $12,503 and $7,670 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively.

Depreciation expense amounted to $35,616 and $19,989 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.

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

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023. The warehouse sub-lease has been extended until January 31, 2024, on a month-to-month basis, with the Company able to terminate said lease with 15 days’ notice. As of September 30, 2023, the minimum lease payments amount to $0 for the year ending December 30, 2023.

As of September 30, 2023, the remaining lease term was 3.6 years and incremental borrowing rate was 7.00%.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2023:

September 30, 2023
Assets
Operating lease right-of-use assets, net	$1,066,825

Liabilities
Operating lease liabilities – current	$273,840
Operating lease liabilities – non-current	853,261
Total Lease Liabilities	$1,127,101

The maturities of our operating lease liabilities as of September 30, 2023, are as follows:

Maturity of Operating Lease Liabilities
2023	$84,975
2024	346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,280,390
Less: imputed interest	(153,289)
Present value of lease liabilities	$1,127,101

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to ($28,719) and $96,051 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.

A related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $22,671 and $23,421 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Management fees amounted to $75,323 and $79,925 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site.

The consulting fees for this service amounted to $19,754 and $26,068 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively. The consulting fees for this service amounted to $57,505 and $87,701 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. The consulting fees for this service are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2021. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. On June 27, 2022, the parties signed a new lease agreement with a third party.

For the 13 and 39 weeks ended September 30, 2023 and October 1, 2022, related party office rent amounted to zero and $82,500, for both periods, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023.. The warehouse sub-lease has been extended until January 31, 2024, on a month-to-month basis, with the Company able to terminate said lease with 15 days’ notice.

As of September 30, 2023 and December 31, 2022, there was $1,709,708 and $1,107,665 due to related party, respectively.

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

On September 18, 2023, the Company entered into a Debt Conversion agreement with Ezra Dabah, the holder of the September, October and November 2021 notes, the Chief Executive Officer and Chairman of the Company. The Company and Mr. Dabah agreed to convert an aggregate of $1,200,000 of principal owed by the Company under the September 2021 note and part of the October 2021 notes, into an aggregate of 1,553,800 shares of restricted common stock of the Company. The conversion price was equal to $0.7723 per share, which was above the closing consolidated bid price of the Company’s common stock on the date the Debt Conversion Agreement was entered into. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, the stockholder agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the amounts owed under the converted notes.

NOTE 9: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks ended September 30, 2023 and October 1, 2022. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks ended September 30, 2023 does not include 244,000 stock options and 176,000 restricted stock units as their effect was anti-dilutive.

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(1,925,951)	$(2,438,330)	$(5,905,688)	$(5,821,071)
Weighted Average Shares – Basic	8,022,268	7,688,194	7,813,886	7,653,790
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted	8,022,268	7,688,194	7,813,886	7,653,790
Basic net loss per share	(0.24)	(0.32)	(0.76)	(0.76)
Diluted net loss per share	(0.24)	(0.32)	(0.76)	(0.76)

NOTE 10: STOCKHOLDERS’ EQUITY

On May 10, 2021, the Company filed an amended and restated Certificate of Incorporation which authorized 75,000,000 shares of common stock having a par value of $0.001 per share and 25,000,000 shares of preferred stock having a par value of $0.001 per share. All shares of common stock shall be of the same class and have equal rights, powers and privileges. The preferred stock may be issued from time to time in one or more series and each issued series may have full or limited designations, preferences, participating, special rights and limitations as adopted by the Board of Directors. In conjunction with this amendment, the Company completed a forward split of existing common stock whereby each one share of common stock was automatically split up and converted into 671 shares of common stock. The condensed interim statements of changes in stockholders’ equity were restated to retroactively incorporate this stock split.

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

On September 30, 2021, the Board of Directors and majority stockholders of the Company amended and restated its 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU awards”), performance awards and other forms of awards to our employees, directors and consultants and any of our affiliates’ employees and consultants. A total of 2,600,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan, and the number of reserved shares increases on April 1st of each year thereafter in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (B) 1,500,000 shares of common stock; provided, however, that the Board of Directors may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock (the “Share Limit”), also known as an “evergreen” provision. As of the date of this filing, a total of 3,365,300 shares of the Company’s common stock is available for awards under the 2021 Plan, without taking into account previously issued awards.

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 480,000 shares of our common stock at an exercise price of $8.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 254,000 restricted stock units, to certain executive officers; and (c) 10,000 restricted stock units (“RSUs”) to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; and (ii) 1/3 on May 15, 2023; and continue to vest (to the extent not forfeited) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 88,000 restricted stock units were vested of which 70,360 common stock shares were issued and 17,640 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 87,999 restricted stock units were vested of which 81,523 common stock shares were issued and 6,476 were forfeited and cancelled to settle tax liability on the vested shares. On July 21, 2023, 42,333 restricted stock units were vested of which 38,649 shares were issued and 3,684 were forfeited and cancelled to settle tax liability on the vested shares, in connection with a separation agreement entered into with the Company’s former Chief Financial Officer.

In determining the fair value of the stock-based awards, we used the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. Expected Term – The expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method (generally calculated as the mid-point between the vesting date and the end of the contractual term). Expected Volatility – The expected volatility was estimated based on the average volatility for publicly-traded companies that we considered comparable, over a period equal to the expected term of the stock option grants. Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon notes in effect at the time of grant for periods corresponding with the expected term of the option. Expected Dividend – We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock; therefore, we use an expected dividend yield of zero.

The fair value of each option we issued–on November 10, 2021 was $3.16. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit we issued on November 10, 2021 was $8.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 31, 2022	286,000	$8.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(42,000)	-
Unvested options as of September 30, 2023	244,000	$8.50

As of September 30, 2023, there was approximately $0.8 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 0.65 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks and 39 weeks ended September 30, 2023, was $280,543 and $838,972, respectively, and it is included as part of payroll expense.

NOTE 12: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended September 30, 2023, three vendors accounted for 89.1% of inventory purchases. For the 13 weeks ended October 1, 2022, three vendors accounted for approximately 83.6% of inventory purchases. For the 39 weeks ended September 30, 2023, three vendors accounted for 83.6% of inventory purchases. For the 39 weeks ended October 1, 2022, two vendors accounted for approximately 48.5% of inventory purchases.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 13: REVENUE, NET

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Subscription boxes	$2,427,615	$2,867,930	$8,006,725	$9,326,331
Third-party websites	491,851	468,835	1,355,062	1,577,412
Online website sales	469,717	296,702	1,505,793	830,389
Total revenue	$3,389,183	$3,633,467	$10,867,580	$11,734,132

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

The following discussion is based upon our financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The year ended December 30, 2023 is a 52-week year and referred to herein as fiscal “2023”. The years ended December 31, 2022 and January 1, 2022 were both 52-week years. These years are referred to herein as fiscal “2022” and “2021”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the first quarter of fiscal 2023 and the first quarter of fiscal 2022, refer to the 13 weeks ended September 30, 2023 and October 1, 2022, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended September 30, 2023 and October 1, 2022, above.

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

Staying ahead in an emerging industry requires constant innovation in product and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes. During the second quarter of 2022, we introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on third-party websites.

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

Gross Margin

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Gross margin	61.1%	60.3%	60.3%	60.4%

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(1,925,951)	$(2,438,330)	$(5,905,688)	$(5,821,071)
Add (deduct)
Interest expense	22,117	21,885	71,722	51,485
Other expense	-	-	-	(286,795)
Depreciation and amortization	12,503	7,670	35,616	19,989
Equity-based compensation	280,543	303,980	838,972	1,355,068
Adjusted EBITDA	$(1,610,788)	$(2,104,795)	$(4,959,378)	$(4,681,324)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended		For the 39 weeks ended
	(in thousands)		(in thousands)
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Shipped Items	292	358	923	1,083

We believe the decreases in shipped items for the third quarter of 2023 and first 39 weeks of 2023 versus the same periods in 2022, as shown in the table above, were primarily driven by a decrease in subscription boxes sales as a result of a lower number of new customers being acquired during 2023, in comparison to 2022.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 39 weeks ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Average Keep Rate	82.6%	68.5%	74.9%	69.4%

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period.

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present opportunities for us, but also pose risks and challenges, including those referenced in the section titled “Risk Factors.”

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

Growth in Brand Awareness and Site Visits

We have continued investing in our brand marketing efforts. Since 2016, we have made significant investments to strengthen the “Kidpik” brand through expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Acquisition of New Subscriptions

Our ability to attract new subscriptions through marketing and the development of our brand is a key factor for our future growth. If we are unable to acquire sufficient new subscriptions in the future, our revenue might continue to decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates have negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brand may also change and result in decreased demand for our products and services. Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices and procedures.

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

Revenue

We generate revenue in two categories: 1) the sale items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and third-party websites. We refer to these revenue classifications as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. We also recognize revenue resulting upon the use of gift cards. Customers who decide to return some or all of the merchandise they receive in each Kidpik box, may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

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

General and Administrative Expenses

General and administrative expenses consist primarily of marketing, professional fees, third-party seller fees, rent, bad debt expense and credit card fees, among others.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation expense for leasehold improvements and equipment.

Interest Expense

Interest expense consists primarily of interest expense associated with our lines of credit, outstanding notes payable, and amortization of deferred expense related to our line of credit.

Other Income

Other income in the first quarter of 2022, mainly related to settlement of an insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

Comparison of the 13 weeks ended September 30, 2023 and October 1, 2022

Revenue

Our revenue for the 13 weeks ended September 30, 2023, decreased by 6.7% to $3,389,183, compared to $3,633,467 for the 13 weeks ended October 1, 2022, a decrease of $244,284 from the prior period. Subscription box revenue decreased $440,315, because of a reduction in new subscribers, due to a reduced interest in apparel based subscription shopping and an increased cost of customer acquisitions. The increase of $173,015 in online website sales was driven by an increased focus on, and marketing expenditures associated with, an effort to drive online sales to offset the decrease in subscription box sales. The revenue breakdown by sales channel for the 13 weeks ended September 30, 2023 and October 1, 2022, is summarized in the table below:

	13 weeks ended September 30, 2023	13 weeks ended October 1, 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,427,615	$2,867,930	$(440,315)	(15.4)%
Third-party websites	491,851	468,835	23,016	4.9%
Online website sales	469,717	296,702	173,015	58.3%
Total revenue	$3,389,183	$3,633,467	$(244,284)	(6.7)%

Our revenue for the 39 weeks ended September 30, 2023, decreased by 7.4% to $10,867,580, compared to $11,734,132 for the 39 weeks ended October 1, 2022, a decrease of $866,552 from the prior period. The increase in online website sales of $675,404, was the result of a change in focus and marketing expenditures in connection with our effort to increase online sales, in order to offset a decrease in subscription box sales. The revenue breakdown by sales channel for the 39 weeks ended September 30, 2023 and October 1, 2022, is summarized in the table below:

	39 weeks ended September 30, 2023	39 weeks ended October 1, 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$8,006,725	$9,326,331	$(1,319,606)	(14.1)%
Third-party websites	1,355,062	1,577,412	(222,350)	(14.1)%
Online website sales	1,505,793	830,389	675,404	81.3%
Total revenue	$10,867,580	$11,734,132	$(866,552)	(7.4)%

The revenue from subscription boxes for the 13 weeks ended September 30, 2023 and October 1, 2022, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue. The decrease in new subscriptions – first box was mainly due to a decrease in customer acquisitions, as summarized in the table below:

	13 weeks ended September 30, 2023	13 weeks ended October 1, 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$1,971,223	$2,297,212	$(325,989)	(14.2)%
New subscriptions – first box	456,392	570,718	(114,326)	(20.0)%
Total subscription boxes revenue	$2,427,615	$2,867,930	$(440,315)	(15.4)%

The revenue from subscription boxes for the 39 weeks ended September 30, 2023 and October 1, 2022, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue. The decrease in active subscriptions is the result of starting the year with lower active members, as summarized in the table below:

	39 weeks ended September 30, 2023	39 weeks ended October 1, 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$6,549,547	$8,084,104	$(1,534,557)	(19.0)%
New subscriptions – first box	1,457,178	1,242,227	214,951	17.3%
Total subscription boxes revenue	$8,006,725	$9,326,331	$(1,319,606)	(14.1)%

The decrease in revenue for the 13 weeks ended September 30, 2023 was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased as a result of a reduction in new subscribers, due to a reduced interest in apparel-based subscription shopping and an increased cost of customer acquisitions. The revenue breakdown by product line for the 13 weeks ended September 30, 2023 and October 1, 2022 is summarized in the table below:

	13 weeks ended September 30, 2023	13 weeks ended October 1, 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$2,599,762	$2,692,466	$(92,704)	(3.4)%
Boys’ apparel	642,051	758,733	(116,682)	(15.4)%
Toddlers’ apparel	147,370	182,268	(34,898)	(19.1)%
Total revenue	$3,389,183	$3,633,467	$(244,284)	(6.7)%

The decrease in revenue for the 39 weeks ended September 30, 2023 was primarily driven by a decrease in subscription boxes sales, due to the difficult economic environment, consumers are cutting back on non-essential items including clothing. Also contributing to the decrease in revenues is the increased cost in acquiring customers. The revenue breakdown by product line for the 39 weeks ended September 30, 2023 and October 1, 2022 is summarized in the table below:

	39 weeks ended September 30, 2023	39 weeks ended October 1, 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$8,284,482	$8,712,027	$(427,545)	(4.9)%
Boys’ apparel	2,070,147	2,448,178	(378,031)	(15.4)%
Toddlers’ apparel	512,951	573,927	(60,976)	(10.6)%
Total revenue	$10,867,580	$11,734,132	$(866,552)	(7.4)%

The number of items shipped to our customers decreased by 18.3%, from approximately 358,000 for the 13 weeks ended October 1, 2022, to approximately 292,000 for the 13 weeks ended September 30, 2023, due to challenging subscription environment driven by a difficult economic environment, along with a decrease in consumer spending related to non-essential purchases which includes apparel. The average shipment keep rate increased to 82.6% in the 13 weeks ended September 30, 2023, compared to 68.5% in the 13 weeks ended October 1, 2022.

The number of items shipped to our customers decreased by 14.8%, from approximately 1,083,000 for the 39 weeks ended October 1, 2022, to approximately 923,000 for the 39 weeks ended September 30, 2023. The average shipment keep rate increased to 74.9% in the 39 weeks ended September 30, 2023, compared to 69.4% in the 39 weeks ended October 1, 2022.

Cost of Goods Sold

Our cost of goods sold decreased by 8.6% to $1,317,684 for the 13 weeks ended September 30, 2023, compared to $1,442,258 for the 13 weeks ended October 1, 2022, a decrease of $124,574.

Our cost of goods sold decreased by 7.3% to $4,309,473 for the 39 weeks ended September 30, 2023, compared to $4,649,552 for the 39 weeks ended October 1, 2022, a decrease of $340,079.

The decrease in cost of goods sold for the 13 and 39 weeks ended September 30, 2023, compared to the same periods in fiscal 2022, was primarily attributable to the decrease in our subscription box sales as discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $2,071,499 for the 13 weeks ended September 30, 2023, compared to gross profit of $2,191,209 for the 13 weeks ended October 1, 2022. The decrease in gross profit for the 13 weeks ended September 30, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales, related to a difficult economic environment in which consumers pulled back spending on non-essential items, including clothing as well as the increased cost to acquire customers.

Gross profit as a percentage of revenue was 61.1% for the 13 weeks ended September 30, 2023, compared to 60.3% for the 13 weeks ended October 1, 2022.

Our gross profit was $6,558,107 for the 39 weeks ended September 30, 2023, compared to gross profit of $7,084,580 for the 39 weeks ended October 1, 2022. The decrease in gross profit for the 39 weeks ended September 30, 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in our subscription box sales.

Gross profit as a percentage of revenue was 60.3% for the 39 weeks ended September 30, 2023, compared to 60.4% for the 39 weeks ended October 1, 2022.

Operating Expenses

Our operating expenses for the 13 weeks ended September 30, 2023 and October 1, 2022, are summarized in the table below:

	13 weeks ended September 30, 2023	13 weeks ended October 1, 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$1,032,678	$1,042,186	$(9,508)	(0.9)%
Payroll, related costs and equity-based compensation	991,044	1,191,515	(200,471)	(16.8)%
General and administrative	1,939,108	2,366,283	(427,175)	(18.1)%
Depreciation and amortization	12,503	7,670	4,833	63.0%
Total expenses	$3,975,333	$4,607,654	$(632,321)	(13.7)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended September 30, 2023, decreased by $632,321 or 13.7% to $3,975,333, compared to $4,607,654 for the 13 weeks ended October 1, 2022. This decrease was mainly a result of (i) a $427,175 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to a pull back on social media spending, bad debt expense and franchise tax fees, and (ii) a decrease in payroll and related costs of $200,471, due to a decrease in non-cash, equity-based compensation and lower headcount related to cost reductions, recorded in the third quarter of 2023, compared to the same period in fiscal 2022.

Our operating expenses for the 39 weeks ended September 30, 2023 and October 1, 2022, are summarized in the table below:

	39 weeks ended September 30, 2023	39 weeks ended October 1, 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$3,171,634	$3,133,411	$38,223	1.2%
Payroll, related costs and equity-based compensation	3,196,280	4,137,495	(941,215)	(22.7)%
General and administrative	5,988,543	5,850,066	138,477	2.4%
Depreciation and amortization	35,616	19,989	15,627	78.2%
Total expenses	$12,392,073	$13,140,961	$(748,888)	(5.7)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 39 weeks ended September 30, 2023, decreased by $748,888 or 5.7% to $12,392,073, compared to $13,140,961 for the 39 weeks ended October 1, 2022. This decrease was mainly a result of (i) a decrease in payroll and related costs of $941,215, mainly due to a decrease in non-cash, equity-based compensation and lower headcount, recorded in the third quarter of 2023, compared to the same period in fiscal 2022, offset by (ii) a $138,477 increase in general and administrative expenses, mainly due to an increase in marketing expenses and franchise tax fees, offset by a decrease in bad debt expenses.

Loss from Operations

Loss from operations decreased from $2,416,445 for the 13 weeks ended October 1, 2022, to $1,903,834 for the 13 weeks ended September 30, 2023. The decrease in loss from operations was largely due to a decrease in payroll and related expenses and decrease general and administrative expenses as discussed above.

Loss from operations decreased from $6,056,381 for the 39 weeks ended October 1, 2022, to $5,905,688 for the 39 weeks ended September 30, 2023. The decrease in loss from operations was largely due to a decrease in payroll related expenses, offset by an increase in general and administrative expenses as discussed above.

Other Expenses (Income)

For the 13 weeks ended September 30, 2023 and October 1, 2022, total other expenses, consisting solely of interest expenses, were relatively flat at $22,117 and $21,885, respectively.

Total other expenses (income) were $71,722 and ($235,310) for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. The increase in interest expense from $51,485 for the 39 weeks ended October 1, 2022 to $71,722 for the 39 weeks ended September 30, 2023, is related to the Company’s operating leases accounting requirements and a decrease in other income for the 39 weeks ended September 30, 2023 from $286,795 for the 39 weeks ended October 1, 2022 to $0 for the 39 weeks ended September 30, 2023, was due to a settlement of insurance claim related to damaged inventory.

Net Loss

We had a net loss of $1,925,951 for the 13 weeks ended September 30, 2023, compared to a net loss of $2,438,330 for the 13 weeks ended October 1, 2022, a decrease in net loss of $512,379 or 21.0%. The decrease in net loss was primarily due to the decrease in payroll of $200,471, offset by decreased revenue of $244,284, and a decrease in general and administrative expenses of $427,175, each as discussed in greater detail above.

We had a net loss of $5,905,688 for the 39 weeks ended September 30, 2023, compared to a net loss of $5,821,071 for the 39 weeks ended October 1, 2022, an increase in net loss of $84,617 or 1.5%. The increase in net loss was primarily due to an increase in general and administrative expenses of $138,477 and a decrease in revenue of $866,552, offset by a decrease in payroll of $941,215 and other income of $286,795, each as discussed in greater detail above.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022	Change ($)	Change (%)
Cash and restricted cash	$60,305	$605,213	$(544,908)	(90.0)%
Working capital	$4,553,388	$8,273,601	$(3,720,213)	(45.0)%
Short-term debt, related party	$850,000	$2,050,000	$(1,200,000)	(58.5)%

On September 30, 2023, we had $60,305 of cash on hand (including restricted cash of $4,618), compared to $605,213 of cash on hand at December 31, 2022 (including restricted cash of $4,618).

As of September 30, 2023, the Company had total current liabilities of $5,130,056, consisting mainly of accounts payable of $1,930,858, accounts payable to related party of $1,709,708, accrued expenses of $365,650, operating lease liability of $273,840 and short-term debt from related party of $850,000 (discussed below).

As of September 30, 2023, we had $9,683,444 in total current assets, $5,130,056 in total current liabilities, working capital of $4,508,388 and a total accumulated deficit of $47,440,133.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $850,000, been converted into equity as of September 30, 2023), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, for which entity Ezra Dabah serves as Chief Executive Officer and as a member of the Board of Directors of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements (which have since been terminated), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we have relied on the funds raised in the IPO, as well as revenue generated through our operations, to support our operations.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that the Company subsequently obtained an additional 180 extension from Nasdaq, pursuant to Nasdaq’s rules, and currently has until March 18, 2024, to regain compliance with the Minimum Bid Price Requirement.

To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance by March 18, 2024, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and if appropriate, plans to affect a reverse stock split to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company has received stockholder approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024. The Board of Directors may determine to affect a reverse stock split of the Company’s outstanding common stock in the future to attempt to cure the trading price deficiency raised by Nasdaq.

Cash Flows

	39 weeks ended September 30, 2023	39 weeks ended October 1, 2022
Cash used in:
Operating activities	$(461,162)	$(7,040,580)
Investing activities	(77,299)	(42,903)
Financing activities	(6,447)	(1,115,847)
Net decrease in cash	$(544,908)	$(8,199,330)

Net cash used in operating activities decreased to $461,162 for the 39 weeks ended September 30, 2023, compared to $7,040,580 for the 39 weeks ended October 1, 2022. The decrease in our cash used in operating activities of approximately $6.6 million was primarily due to changes in operating assets and liabilities in the amount of approximately $7.4 million mainly due to a reduction in inventory, offset by adjustments for non-cash items totaling approximately $0.72 million, as discussed in greater detail above.

Net cash used in investing activities during the 39 weeks ended September 30, 2023 and October 1, 2022 was $77,299 and $42,903, respectively, each of which was related solely to leasehold improvements.

Net cash used in financing activities decreased to $6,447 for the 39 weeks ended September 30, 2023, compared to $1,115,847 for the 39 weeks ended October 1, 2022. The decrease in cash used in investing activities of approximately $1.1 million was primarily due to repayments of advances of $0.93 million and repayments of loan payable of $0.15 million.

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

On September 18, 2023, the Company entered into a Debt Conversion agreement with Ezra Dabah. The Company and Mr. Dabah agreed to convert an aggregate of $1,200,000 of principal owed by the Company to Mr. Dabah into an aggregate of 1,553,800 shares of restricted common stock of the Company. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mr. Dabah agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the amounts owed under the notes which were converted.

As of September 30, 2023 and December 31, 2022, there was $1,709,708 and $1,107,665 due to related party (Nina Footwear), respectively.

Need for Future Funding; Review of Strategic Alternatives

We expect to continue to generate net losses for the foreseeable future. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce its inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants or convertible securities. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, enter into bankruptcy and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As a result of the difficult economic environment in which consumers are pulling back on spending on non-essential items, including clothing, as well recent increases in the Company’s cost to acquire customers, due to changes in the use of “cookie” tracking technologies, the Company is currently working to reduce expenses and overhead, sell off inventory, and reduce employees. Additionally, the Company plans to initiate a formal review process to evaluate strategic alternatives for the Company. The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Transactions which may be undertaken by the Company, may include, but are not limited to, business combinations, liquidations of assets and/or a sale of the Company or its assets. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate. Risks relating to a potential strategic transaction are disclosed in greater detail under the risk factor titled “We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.”, under “Part II – Other Information — “Item 1A. Risk Factors”.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2022 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2022 Annual Report. During the 39 weeks ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced net losses in each year since our inception. We had accumulated deficits of $47,440,133 and $41,534,445 as of September 30, 2023 and December 31, 2022, respectively. For the 39 weeks ended September 30, 2023 and October 1, 2022, we incurred net losses of $5,905,688 and $5,821,071, respectively. In the years ended December 31, 2022 and January 1, 2022, we incurred net losses of $7,615,261 and $5,947,547, respectively. On September 30, 2023, we had $60,305 of cash on hand (including restricted cash of $4,618), $9,683,444 in total current assets, $5,130,056 in total current liabilities, working capital of $4,508,388 and a total accumulated deficit of $47,440,133. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company plans to significantly reduce purchases of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, seek bankruptcy protection and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue, or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

We have, and plan to continue to, reduce purchases of inventory to conserve cash.

Over the past several quarters, and moving forward, to manage operating cash flows, the Company plans to significantly reduce purchases of new inventory. Reductions in the purchase of inventory may also result in reduced revenue, as we can only sell merchandise that we have in inventory. Additionally, in the event the market for our products increases in the near term, we may not have available inventory of products which customers or members desire to purchase and/or enough of those products to keep up with demand. As a result, our revenues and margins may decrease, which could have a material adverse effect on our operating results and the value of our securities.

We may have difficulties finding suitable warehouse space and our move to a new warehouse space may be costly and/or result in an interruption of our operations.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023, but the warehouse sub-lease has been extended until January 31, 2024, on a per-diem basis, with the Company able to terminate said sub-lease with 15 days’ notice. We will need to find alternative warehouse space when our current sub-lease expires on January 31, 2024. We may not be able to find suitable warehouse space, such alternative warehouse space may not be as large, or allow us to operate at the same efficiency levels as our current space, and we expect to expend significant resources moving to such new warehouse space, outfitting such space for our operations, and purchasing new equipment in connection therewith. The move from our current warehouse to a new warehouse could result in a temporary or prolonged interruption in our business activities. The terms of such warehouse space rental may also not be as favorable to us as our current lease, may be significantly more expensive and/or may require us to expend additional amounts on expenses which are covered by our current agreement. Additionally, certain of our employees may decide to terminate their employment with us rather than relocate to a new location. Any of the above could result in an increase in our operating expenses, interruptions in our business activities, and decreased revenues, which could have a material adverse effect on the value of our securities.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. As a result of the difficult economic environment in which consumers are pulling back on spending on non-essential items, including clothing, as well recent increases in the Company’s cost to acquire customers, due to changes in the use of “cookie” tracking technologies, the Company is currently working to reduce expenses and overhead, sell off inventory, and reduce employees. Additionally, the Company plans to initiate a formal review process to evaluate strategic alternatives for the Company. The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Transactions which may be undertaken by the Company, may include, but are not limited to, business combinations, liquidations of assets and/or a sale of the Company or its assets. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

As a result of the above, in the future, we or our majority stockholder, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholder(s) will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors and may replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on Nasdaq, our officers, directors and majority stockholder(s), and the value of our securities.

There is no guarantee that our common stock will continue to trade on the NASDAQ Capital Market.

Our common stock is currently listed on NASDAQ under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently plan to take advantage of, as discussed in greater detail under “Ezra Dabah, our Chief Executive Officer and Chairman and his family, own greater than 50% of our outstanding shares of common stock, which causes us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed below, we do not currently have a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from Nasdaq.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that such date was subsequently extended to March 18, 2024, upon request to Nasdaq, and in accordance with Nasdaq’s rules. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance by March 18, 2024, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if required, implement a reverse stock split to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company also received stockholder approval at its 2023 Annual Meeting of Stockholders held on June 19, 2023, of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time prior to April 24, 2024.

The absence of such a listing on Nasdaq may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the Pink Open Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from Nasdaq in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

A delisting of our common stock from the Nasdaq could adversely affect our business, financial condition and results of operations and our ability to attract new investors, reduce the price at which our common stock trades, decrease, investors’ ability to make transactions in our common stock, decrease the liquidity of our outstanding shares, increase the transaction costs inherent in trading such shares, and reduce our flexibility to raise additional capital without overall negative effects for our stockholders.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, as well as the current ongoing war between Hamas and Israel, which began in October 2023. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Adverse macro-economic conditions, including inflation, could adversely impact our operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of our industry. If inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly any fixed-price contracts. Any of the above may have a material adverse effect on our results of operations and the value of our securities.

Ezra Dabah, our Chief Executive Officer and member of our Board of Directors, beneficially owns greater than 50% of our outstanding shares of common stock, which means we are deemed a “controlled company” under the rules of Nasdaq.

Pursuant to the terms of a voting agreement, Mr. Dabah individually, currently controls approximately 68.1% of the voting power of our capital stock. As a result, Mr. Dabah, our Chief Executive Officer and member of our Board of Directors and members of his family, own more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

A reverse stock split may not increase our stock price and have the desired effect of maintaining compliance with the rules of the Nasdaq.

The Company received stockholder approval at its 2023 Annual Meeting of Stockholders held on June 19, 2023, of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between one-for-five to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time prior to April 24, 2024.

The Board expects that a reverse stock split of our common stock will increase the market price of our common stock so that we are able to regain and maintain compliance with the Nasdaq minimum bid price listing standard. However, the effect of the reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied. The price per share of our common stock after the reverse stock split may not reflect the exchange ratio implemented by the Board of Directors and the price per share following the effective time of the reverse stock split may not be maintained for any period of time following the reverse stock split. Accordingly, the total market capitalization of our common stock following a reverse stock split may be lower than before the reverse stock split.

Under applicable Nasdaq rules, to regain compliance with the $1.00 minimum closing bid price requirement and maintain our listing on the Nasdaq Capital Market, the $1.00 closing bid price must be maintained for a minimum of ten (10) consecutive business days. Accordingly, we cannot assure you that we will be able to maintain our Nasdaq listing after a reverse stock split is effected or that the market price per share after a reverse stock split will exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time.

It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if we effect the reverse stock split, the market price of our common stock may decrease due to factors unrelated to the stock split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If the reverse stock split is consummated and the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq requirements related to the minimum stockholders’ equity, the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders.

A reverse stock split may decrease the liquidity of our common stock.

The liquidity of our common stock may be harmed by a reverse stock split given the reduced number of shares of common stock that would be outstanding after a reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances which could prevent certain stockholders from changing the composition of the Board of Directors or render tender offers for a combination with another entity more difficult to successfully complete. The Board of Directors does not intend for a reverse stock split to have any anti-takeover effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the 13 weeks ended September 30, 2023 and from the period from October 1, 2023 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(a)

The disclosures regarding the Company’s plans to initiate a formal review process to evaluate strategic alternatives for the Company, as disclosed above under “Part I – Financial Statements — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Need for Future Funding; Review of Strategic Alternatives”, is incorporated into this Item 5. Other Information by reference.

Additionally, the below event occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the event under this Item 5. Other Information, instead of in a stand-alone Current Report on Form 8-K:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) Clawback Policy. On November 9, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.3, to this Current Report on Form 8-K and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
10.1+	Separation and Release Agreement, dated July 7, 2023, by and between Kidpik Corp. and Adir Katzav	8-K	001-41032	7/7/2023	10.1
10.2	Debt Conversion Agreement dated September 18, 2023, by and between Kidpik Corp. and Ezra Dabah	8-K	001-41032	9/18/2023	10.1
10.3*+	Kidpik Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

* Filed herewith.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kidpik Corp.

Date: November 14, 2023	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jill Pasechnick
Jill Pasechnick
Chief Accounting Officer
(Principal Financial and Accounting Officer)

