Form 10-K
period 2023-12-30
KIDPIK CORP.
filed 2024-04-10
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,297,092. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Number of shares of registrant’s common stock outstanding as of April 10, 2024: 1,951,638.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding and potential dilution caused thereby;

●	the Company’s ability to complete the pending acquisition of Nina Footwear Corp.; and disruptions caused by such acquisition and other risks associated therewith;

●	the continuing effect of changing interest rates and inflation on our operations, sales, and market for our products;

●	deterioration of the global economic environment;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	shipping, production or manufacturing delays and/or tariffs on our products;

●	our ability to increase members and sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	high interest rates and inflation and our ability to control our costs, including employee wages and benefits and other operating expenses, as a result thereof;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our business, including our costs and supply chain, which is subject to risks associated with rising inflation;

●	our ability to establish or maintain vendor and supplier relations and/or relationships with third parties;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Additional Information

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “our company,” “Company”, and “Kidpik” refer to Kidpik Corp.

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

The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 30, 2023 and December 31, 2022 were 52 week years. These years are referred to herein as “2023” or “FYE 2023” and “2022” or “FYE 2022”, respectively.

On June 19, 2023, at the Company’s 2023 Annual Meeting of the Stockholders (the “Annual Meeting”), of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024 (the “Stockholder Authority”).

On February 20, 2024, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-5 (the “Reverse Stock Split”).

On March 4, 2024, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to affect the Reverse Stock Split.

Pursuant to the Certificate of Amendment, the Reverse Stock Split was effective on March 7, 2024 at 12:01 a.m. Eastern Time (the “Effective Time”) and the shares of the Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on March 7, 2024.

At the Effective Time, every five (5) shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock, and the total outstanding shares of common stock were reduced from approximately 9.5 million to approximately 1.9 million, without giving effect to any rounding up of fractional shares. Because the Certificate of Amendment did not reduce the number of authorized shares of our common stock, the effect of the Reverse Stock Split was to increase the number of shares of our common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of our common stock or modify any voting rights or other terms of our common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would be entitled to receive fractional shares, instead were entitled to have their fractional shares rounded up to the nearest whole share.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plan) were proportionately adjusted by the applicable administrator, using the 1-for-5 ratio, and rounded up to the nearest whole share, to be effective at the Effective Time, pursuant to the terms of the Company’s equity plans. In addition, the exercise price for each outstanding stock option was increased in inverse proportion to the 1-for-5 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee to the Company for the shares subject to the option will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

The Reverse Stock Split has been retroactively reflected throughout this Report.

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

We take a partially integrated approach allowing us to design, merchandise and procure our products with outfit coordination in mind from the beginning of the process and to deliver what we believe is a beneficial customer experience in terms of style, quality, value, curation, and outfit coordination.

We save parents time by delivering personalized, mix-&-match outfits curated by our team of seasoned stylists, that are ready to wear right out-of-the-box. Members shop from the comfort of their home and have a week to decide what to keep, return or exchange.

We acquire most of our new members primarily through social media marketing where we continuously explore new ads, new audiences, new channels. We attribute the positive engagement of our members to having solved the following two pain points for parents and kids:

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

Business Development

kidpik began operations in 2016, focused on personalized girls’ fashions sizes 4-14, curated in a box. Our aim was to make it easy for parents and save time by doing the shopping and styling for them, delivering personalized coordinated outfits (which we call ‘piks’), allowing them to try-on the clothing, shoes, and accessories in the comfort of their home, and within the context of their kids’ closets. We built our subscription ‘box’ which currently contains eight, twelve or fifteen items, which consists of apparel, a shoe and an accessory — to create mix-&-match personalized outfits. Our subscription boxes are available on kidpik.com.

After launching with our girls’ subscription box for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothes, added larger sizes up to 16 for apparel and 6 youth for shoes, added toddler sizes down to 2T and 3T for apparel and 7 and 8 toddler shoes, launched shop.kidpik.com, where we sell our seasonal collection individually including pre-styled outfits, and pre-styled boxes, and expanded to sell on Amazon.com as Fulfilled by Amazon and Fulfilled by Merchant for pre-packs and individual items and Walmart as Fulfilled by Merchant.

We have also added new features and products to our core subscription service including add-on items, kidpik koins (our loyalty program), and on-demand boxes.

Initial Public Offering

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 423,530 shares of its authorized common stock for $42.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

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

Our personalized service and fashion boxes are primarily marketed towards parents and grandparents for their children and grandchildren. All of our apparel, shoes, and accessories are produced to our specifications.

As of the date of this Report, we provide e-commerce services only throughout the contiguous United States and Army Post Offices (APOs) and Fleet Post Offices (FPOs) and Canada.

Our Strengths

We believe that we have five core strengths that help kidpik compete in the still emerging subscription-based e-commerce industry and which give us a competitive advantage:

●	kidpik CEO, Ezra Dabah, led The Children’s Place retail stores for 17 years from 1990 to 2007

○	Ezra Dabah, as CEO of the Children’s Place retail stores, led The Children’s Place growth from approximately 150 to 1,200 stores and revenue growth from approximately $150 million to over $2 billion. The executive team collectively have 100+ years of childrenswear experience across design, merchandising, procurement, retail, brand building, e-commerce, creative and marketing.

●	Robust member and merchandising dataset

○	We believe that the combination of our robust member and merchandising data sets helps us to improve revenue and profit utilizing predictive proprietary information. This data set provides insights that allows us to refine and improve the personalized shopping experience.

●	Highly adaptable proprietary technological infrastructure and algorithm

○	We believe that the combination of our robust member dataset and refined proprietary technology offers us a highly competitive advantage in a marketplace with considerable barriers to entry due to the complexity and length of time in building internal internet technology (IT) systems that can adequately support and scale our subscription growth.

●	Deep expertise in the childrenswear industry leads to a superior subscription business model

○	We believe we have a competitive advantage over our subscription-based e-commerce clothing competitors based on our teams’ extensive knowledge and experience of the childrenswear market, and of implementing, optimizing, and executing, strong internal processes with our in-house design, merchandising, and procurement teams.

●	Design and integration model

○	Our integration process allows us to control all style specifications, including stitching detail, findings, hardware, color, sizing and fit, across all our apparel, shoe, and accessory categories. This ensures fit and color consistency, complete outfit coordination, quality value equation and takes over the challenging aspects of the shopping experience from our members.

How kidpik Works

We are a “subscription” service with no monthly subscription or styling fees.

New members take a 3-minute style quiz which provides us information about silhouettes, colors, prints, fits, favorite looks, and other style preferences their kids like to wear. Members then select a box size of eight, twelve or fifteen items and a delivery frequency that works best for them – every 4, 6, or 12 weeks, and enter their shipping and payment information. In conjunction with our proprietary algorithm, our stylists select, coordinating outfits personalized to each child’s style preferences. We send this information to our warehouse, where we pick and pack the order, ensuring that each box is packed consistently and in a manner that is intended to make opening the box an exciting event. The surprise box of personalized fashion is shipped and delivered to the member door. Members pay no styling, shipping, return or exchange fees, for their ‘boxes’ and only pay for what they keep.

What’s in a Box

Most Kidpik fashion subscription boxes contain eight items —six items of apparel, a pair of shoes and an accessory, which creates mix & match outfits, from head-to-toe. We have recently expanded our subscription box offerings, introducing twelve and fifteen -item box options Members are informed they have 7 days to decide what to keep or return and complete the process by checking out online. Returns or exchanges of any items are easy and free. They simply put the items into the provided pre-paid bag and drop it in a USPS mailbox.

Membership

We define active subscriptions as an individual child in a member’s account who is due to receive future boxes. One member can have multiple subscriptions.

Business Strategy

We seek to capitalize on the advantages of being a digital first subscription-ecommerce fashion brand. We plan to achieve this goal by executing our business strategy:

1.	Creating a strong value equation for consumers of quality and price, our partial integration allows us to capitalize on what we believe is a significant price sensitive childrenswear market. Focusing on controlling the product and process from concept to box, which allows us to price competitively while having our products under our own kidpik label reinforces the value of our brand to consumers and gives us the opportunity to market our brand through other third-party platforms and retail outlets.
2.	Delivering personalized and styled outfits directly to a member’s door provides a seamless and easy experience for our members allowing us to connect with parents and kids emotionally, driving a stronger brand connection.
3.	Investing in our data science and technology platforms to drive a positive and frictionless member experience to increase lifetime value.

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

Member Loyalty Program

We offer the opportunity for members to earn ‘kidpik koins,’ which are part of our loyalty program. Koins are rewarded to members based on certain actions such as keeping the whole box, referring friends, and can be redeemed for free items. We launched this program in October 2020, and it has already been used by thousands of our members.

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

Large Social Media Community

We have garnered a substantial number of social media followers across various platforms, particularly Facebook and Instagram. As of March 20, 2024, we had 534,000 likes on Facebook and 123,000 followers on Instagram (a like and follow may be done by the same person). A consistent stream of user generated content, also known as UGC, is published to Facebook and Instagram by our members, which is then republished to our social media accounts, ads, emails, and more which we have found helps build social proof and trust for people to subscribe with kidpik. This UGC content accounts for some of our best performing brand assets in terms of conversion, engagement and also generates awareness through our members’ respective channels when they share about their experience with kidpik. We believe our thoughtful unboxing experience inspires members to capture the moment and share it with us and their friends.

Current Status of Operations

As of the date of this Report, we are no longer buying merchandise as we believe we have adequate inventory on hand for the foreseeable future. However, in the future, we may again start buying merchandise for our operations.

Design & Integration Model

We believe we have a competitive advantage over our subscription-based e-commerce clothing competitors based on our teams’ extensive knowledge and experience of the childrenswear and footwear industries, and of implementing, optimizing, and executing in-house strong internal processes with our design, merchandising, and procurement teams.

All of our apparel and shoes have been developed by our in-house design team in New York City, our design team develops a sample line, mostly created in our own sample room in China, allowing for style and trend flexibility, ensuring quality, consistency of fit, and outfit coordination. Our design, and merchandising teams continuously collaborate to ensure that the customer preferences, market trends, and product offerings are being met and we are maintaining our core fashion values. Our merchandising team also analyzes trends and feedback, as well as historical data to identify essential styles, replenishment, and quantities to support the business needs. Our design, merchandising, and styling teams work to build a collection where each style can be merchandised together to create beautiful mix-&-match outfits. Our production team works directly with suppliers and factories to produce our finalized styles, ensuring each style is made to all of our detailed specifications including quality, color, sizing, and fit. We rely on a limited number of suppliers and factories where we contract to manufacture our products and while we have long-standing relations with them, we do not have long-term contracts with these parties. For the years ended December 30, 2023 and December 31, 2022, three vendors accounted for approximately 81% and 48% of inventory purchases, respectively. Our production team also coordinates and provides specific instruction on all packing and shipping requirements to ensure efficiencies. Our products are shipped from our manufacturers directly to our distribution center in California, which handles all our warehousing, fulfillment, packing, outbound shipping, returns, and exchanges. As discussed above, we are not currently purchasing any new products as we work to clear our current inventory.

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

Technology Processes

We scale and do our best to stay ahead of the competition by putting technical innovation and execution at the heart of our business. Over the past seven years, we have invested heavily in our proprietary technology and algorithm capabilities and built a robust infrastructure that we believe is positioned accordingly to meet the clothing subscription industry. Our model collects consumer data through an interactive quiz that allows us to deliver a unique and personalized experience in every box. As members keep and return items, our algorithm refines its understanding of individual preferences which improves personalization.

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

Most of our internal systems and development tools are fully custom-built and designed specifically for our unique business model. These systems allow us extensive flexibility and the ability to quickly and decisively respond to ever-changing business and technological needs. Building proprietary tools is necessary as the technical complexity of the clothing subscription business currently cannot be managed by off-the-shelf solutions.

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

Sourcing

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. We are no longer buying merchandise as we believe we have adequate inventory on hand for the foreseeable future. However, in the future, we may again start buying merchandise for our operations. When manufactured, our clothing, shoes and accessories are manufactured under our own kidpik brand name and are produced according to our own specifications. We have long-standing relationships with our manufacturers; however, we have no long-term contractual agreements. We have historically produced our goods in two countries, China and Turkey. We look at various points of criteria before choosing factories - cost, product quality, social and safety conditions, reliability, minimum order quantity, technical skills, and lead times (order to delivery). We test each style with a third party to ensure that it is compliant with the Consumer Product Safety Improvement Act (CPSIA) requirements. As the goods arrive at our warehouse, we inspect each style, color, and size to make sure that all products meet our standards and specifications, prior to shipping to customers.

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

Recent Events

On November 27, 2023, David Oddi provided notice to the Board of Directors, of his resignation as a member of the Board of Directors, effective on the same date (November 27, 2023). Mr. Oddi’s resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices, or otherwise. Prior to his resignation, Mr. Oddi served as the Chairman of the Audit Committee of the Board of Directors.

Effective on December 6, 2023, the Board of Directors appointed Mr. Louis G. Schott as a member of the Board of Directors of the Company, to fill the vacancy on the Board of Directors created by the resignation of David Oddi. Mr. Schott was appointed to the Board of Directors pursuant to the power provided to the Board of Directors by the Company’s Bylaws. Mr. Schott was appointed as a Class I director. As a Class I director, Mr. Schott is expected to stand for election by the Company’s stockholders at the 2025 Annual Meeting of Stockholders.

The Board of Directors determined that Mr. Schott was “independent” pursuant to the rules of the Nasdaq Capital Market and pursuant to Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Mr. Schott was appointed as a member of, and as Chairperson of, the Company’s Audit Committee upon his appointment to the Board of Directors, and as a result, the Company now has an Audit Committee consisting of three independent directors. Mr. Schott was also appointed as a member of the Company’s recently formed Strategy and Alternatives Committee.

The Company has no formal director compensation policy; however, Mr. Schott was granted 12,054 shares of fully-vested common stock of the Company upon his appointment to the Board, valued at $25,000, with an effective date of February 27, 2024. The shares will be issued under the Company’s First Amended and Restated 2021 Equity Incentive Plan. Moving forward, it is expected that Mr. Schott will receive equity consideration for his services on the Board of Directors, issuable in the discretion of the Board of Directors, provided that the Company has no current plans to award any additional equity compensation to Mr. Schott.

On June 19, 2023, at the Company’s 2023 Annual Meeting of the Stockholders (the “Annual Meeting”), of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024 (the “Stockholder Authority”).

On February 20, 2024, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-5 (the “Reverse Stock Split”).

On March 4, 2024, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to affect the Reverse Stock Split.

Pursuant to the Certificate of Amendment, the Reverse Stock Split was effective on March 7, 2024 at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the NASDAQ Capital Market (“NASDAQ”) on a post-split basis on March 7, 2024, with new CUSIP number: 49382L207. No change was made to the trading symbol for the Company’s shares of common stock, “PIK”, in connection with the Reverse Stock Split.

At the Effective Time, every five (5) shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock, and the total outstanding shares of common stock were reduced from approximately 9.5 million to approximately 1.9 million, without giving effect to any rounding up of fractional shares. Because the Certificate of Amendment did not reduce the number of authorized shares of our common stock, the effect of the Reverse Stock Split was to increase the number of shares of our common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of our common stock or modify any voting rights or other terms of our common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would be entitled to receive fractional shares, instead were entitled to have their fractional shares rounded up to the nearest whole share.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plan) were proportionately adjusted by the applicable administrator, using the 1-for-5 ratio, and rounded up to the nearest whole share, to be effective at the Effective Time, pursuant to the terms of the Company’s equity plans. In addition, the exercise price for each outstanding stock option was increased in inverse proportion to the 1-for-5 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee to the Company for the shares subject to the option will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

The Reverse Stock Split has been retroactively reflected throughout this Report.

Merger Agreement

On March 29, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nina Footwear Corp., a Delaware corporation (“Nina Footwear”), a brand specializing in women’s footwear, particularly in dress shoes and accessories for special occasions, and Kidpik Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger, the stockholders of the Company immediately prior to the Merger are expected to own approximately 20% of the outstanding shares of the Company’s common stock immediately after the Merger and the stockholders of Nina Footwear immediately prior to the Merger will own approximately 80% of the outstanding shares of the Company’s common stock immediately after the Merger.

Mr. Dabah and his children own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear. There are also a number of related party transactions between Nina Footwear and the Company. Mr. Dabah and his family will continue to control approximately 76.8% of the combined company’s voting shares following the closing of the Merger.

Following the closing of the Merger, the Company’s executive officers and directors will remain the same as immediately prior to the Merger.

The closing of the Merger is subject to certain mutual closing conditions. The Company’s obligation to consummate the Merger is also subject to (i) Nina Footwear acknowledging that all of the debt owed by the Company to Nina Footwear (approximately $1.8 million currently and which amount may increase until the closing of the Merger) is extinguished as consideration of entering into the Merger; (ii) the waiver or termination of certain change of control and related triggering events held by certain stockholders of Nina Footwear which if not waived may have required approximately $2.55 million to be paid to such stockholders of Nina Footwear at Closing; and (iii) holders of no more than 10% of the shares of Nina Footwear capital stock exercising their statutory appraisal rights in connection with the Merger.

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

Employees

As of the date of the filing of this Report, we had 14 full-time employees, located in New York and California. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. However, our warehouse employees have decided to terminate their employment with us rather than relocate to a new location.

We are focused on the safety, retention and development of our existing employees. We promote a holistic approach to building our team and have created a culture that is inclusive, diverse and high performing. We believe our compensation programs are competitive relative to others in our industry and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits.

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

Controlled Company

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 66.6% of the voting power of our capital stock (based on shares of common stock outstanding as of March 20, 2024), and we are therefore a “controlled company” as defined under Nasdaq Marketplace Rules. We currently intend to rely on the controlled company exemptions provided under Nasdaq Marketplace Rules, which permit us to rely on certain exemptions from corporate governance rules, including: (a) an exemption from the rule that a majority of our board of directors must be independent directors; (b) an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and (c) an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties immediately following this summary. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby, and risks that if we do not raise such funding, we may be forced to seek bankruptcy protection and/or liquidate;

●	Our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our supply chain and third-party service providers, interruptions in the supply of raw materials and merchandise, increased costs of raw materials, products and shipping costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations and other risks associated with the fact that we are not currently manufacturing any new products;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	The effect of trade restrictions and tariffs, increased costs associated therewith and/or decreased availability of products;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with future loan covenants;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the Board of Directors’ ability to issue blank check preferred stock;

●	Dilution which will occur upon the closing of the Merger; costs, fees and expenses, and the timing associated with, the Merger Agreement; the Company’s ability to meet conditions to closing the Merger Agreement; the ability of the parties to the Merger Agreement to terminate such agreement, and potential break-fees due in connection therewith; uncertainties while the Merger Agreement is pending; and risks related to the ability of the combined company to recognize the benefits of the Merger;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

We have experienced net losses in each year since our inception. We had accumulated deficits of $51,440,227 and $41,534,445 as of December 30, 2023 and December 31, 2022, respectively. In the years ended December 30, 2023 and December 31, 2022, we incurred net losses of $9,905,782 and $7,615,261, respectively. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. To manage operating cash flows in the near term, the Company has ceased the purchase of new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, seek bankruptcy protection and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue, or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

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

We have ceased the purchase of new inventory.

In an effort to conserve cash, we have ceased the purchasing of new inventory and currently plan to sell only our current inventory on hand for the near term. Moving forward, we may restart the purchasing of new inventory. During the period which we will rely on current inventory on hand our growth will be restricted as we will not be able to adapt to changing styles or release any new product lines. Additionally, our revenues will be capped at the amount of inventory we have on hand. As a result our operations may be materially adversely effected, our cash flows may be diminished, we may not generate sufficient cash to support our operations and may be forced to curtail our operations or seek bankruptcy protection, which could result in the value of our securities decreasing in value or becoming worthless.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. In the years ended December 30, 2023 and December 31, 2022, we incurred net losses of $9,905,782 and $7,615,261, respectively. We anticipate that we will continue to incur substantial operating expenses in the foreseeable future. We incur significant expenses in operating our fulfillment center, including personnel costs, obtaining and storing inventory, and developing our technology. In addition, many of our expenses, including the costs associated with our fulfillment center, are fixed. We have also historically incurred significant expenses associated with the production of merchandise and currently incur significant expenses associated with the shipping of such merchandise to members and customers. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

Our move to a new warehouse space may be costly and/or result in an interruption of our operations.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023, but the warehouse sub-lease has been extended until March 31, 2024. The move from our current warehouse to a new warehouse could result in a temporary or prolonged interruption in our business activities. The terms of such warehouse space rental may require us to expend additional amounts on expenses which are not covered by our current agreement. Additionally, our warehouse employees have decided to terminate their employment with us rather than relocate to a new location. Any of the above could result in an increase in our operating expenses, interruptions in our business activities, and decreased revenues, which could have a material adverse effect on the value of our securities.

If we fail to retain our existing subscription members and traditional point-of-purchase e-commerce customers or cost effectively acquire new members and customers or if we fail to achieve profitability, our business would be materially adversely affected.

Our ability to grow net revenue and operate profitably, may require additional financing and, together with cost optimization initiatives, will depend largely on our ability to retain existing members (i.e., those persons who have signed up for our subscription services) and customers (i.e., those persons who have not signed up for subscription services, but who purchase our merchandise directly from our website or through other e-commerce sites where we offer items for sale (for example, through Amazon.com and Walmart.com), to cost effectively acquire new members and customers, and to keep members and customers engaged so that they continue to purchase products from us. If we are unable to retain our existing members and customers, cost effectively acquire new members and customers, or keep members and customers engaged, our business, financial condition and operating results would be materially adversely affected. While our revenues for the year ended December 30, 2023, decreased by 13.6% to $14,240,724, compared to $16,477,984 for the year ended December 31, 2022, a decrease of $2,237,260 from the prior year, partly due to a decrease in customer base, we cannot assure you that our number of members, or the revenues generated thereby, will increase in the future.

We have historically spent significant amounts on advertising and other marketing activities. The majority of our advertisements to date have been on Facebook Ads and Google Ads. For the years ended December 30, 2023 and December 31, 2022, our marketing expenses were relatively the same at $3.1 million for both years, representing approximately 21.4% and 18.6% of each year’s net revenue, respectively, and are included in general and administrative expenses. We may, however, choose to increase or decrease such spending in the future, which could have a material adverse effect on our results of operations.

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

Historically, we have acquired a significant portion of new members and subscribers through advertisements placed on the Facebook, Instagram, Google and other social media platforms. In connection therewith we are subject to the terms and conditions of Facebook, Instagram, Google and such other platforms, which may be changed by such platforms at their sole discretion at any time. If these social media platforms change their standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

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

In 2022, we saw significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The termination of, or material changes to, our relationships with key vendors could materially adversely affect our business, financial condition and operating results, which could be exacerbated due to our historical reliance on a small number of vendors for a significant portion of our inventory.

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory; however for the years ended December 30, 2023, three vendors accounted for approximately 81% of inventory purchases. It can take a significant amount of time and resources to identify, develop and maintain relationships with vendors. The termination of, or material changes to, arrangements with key vendors, disagreements with key vendors as to payment or other terms, or the failure of a key supplier or vendor to meet its contractual obligations to us may require us to contract with alternative vendors. If we have to replace key vendors, we may be subject to pricing or other terms less favorable than those we currently enjoy, and it may be difficult to identify and secure relationships with alternative vendors that are able to meet our volume requirements and quality or other standards. If we cannot replace or engage vendors who meet our specifications and standards in a short period of time in the future, we could encounter increased expenses, shortages of items, disruptions or delays in customer shipments. Such affects could be further exacerbated due to our historical reliance on a small number of vendors for the majority of our inventory purchases. If any of the above were to occur, we could experience delays in shipments, cancellations and a reduction in sales revenue, any of which could materially adversely affect our business, financial condition and operating results.

Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which fulfilment center, corporate offices or our vendors’ manufacturing facilities are located, whether occurring in the United States or internationally, could disrupt our and our vendors’ operations. Additionally, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, and the physical changes prompted by climate change could result in increased regulation or changes in consumer preferences.

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

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. However, we historically have sourced all of the merchandise we offer from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the future prices of our merchandise, and we have no guarantees that prices will not rise in the future. In addition, if we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to members, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the vendors that we have worked with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect our operating results. We are also subject to risks associated with inflation and increasing costs of raw materials, manufacturing or vendor costs. We are also subject to risks associated with inflation and increasing costs of raw materials, manufacturing or vendor costs.

In addition, we cannot guarantee that future merchandise we receive from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in our distribution center or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession. We may incur additional expenses and our reputation could be harmed if members and potential members believe that our merchandise is not of high-quality or may be damaged.

Increased competition presents an ongoing threat to the success of our business.

We expect competition for our services to increase in the future. We compete with other clothing subscription delivery companies, online clothing stores and traditional brick and mortar clothing stores. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;

●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;

●	the quality and price of products offered by us and our competitors;

●	our reputation and brand strength relative to our competitors;

●	customer satisfaction;

●	consumer tastes and preferences, which change from time to time;

●	the size and composition of our customer base;

●	the convenience of the experience that we provide;

●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business;

●	our ability to cost-effectively source and distribute the products we offer and to manage our operations, including as a result of changes in inflation;

●	the styling of our products; and

●	the coordination of items we ship in each box.

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

Our members and customers have a wide variety of options for purchasing clothes, and consumer tastes and preferences may change from time to time. Our ability to retain existing members and customers, attract new members and customers and increase customer engagement with us will depend in part on our ability to successfully improve our customer experience, including by continuing to create and introduce new product offerings in the future, provided that we not currently purchasing any new products, improving upon and enhancing our existing product offerings in the future, and strengthening our members’ interactions with our brand and products. If new or enhanced product offerings are unsuccessful, we may be unable to attract or retain members and customers and our operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product offering quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.

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

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on our business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of changing interest rates and inflation and their impact on economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect our business, financial condition and operating results.

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

The future success of our business depends in part on our ability to anticipate and react to changes in clothing and footwear costs and availability. We are susceptible to increases in clothing costs as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, shipping delays, global demand, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands suitable for growing textiles, the availability of synthetic fabrics, product recalls and government regulations. For example, future pandemic or diseases or climate change on the availability of natural or man-made fabrics and other clothing or footwear materials could materially and adversely affect our business, financial condition and operating results. We generally do not have long-term supply contracts or guaranteed purchase commitments with our suppliers. Additionally, inflation, which has recently been higher than it had in the past several decades, can have both a short-term and a long-term impact on us because of increasing costs of materials, shipping and labor, which may impact our ability to maintain satisfactory margins. We have experienced increases in our product manufacturing costs and other expenses due to inflation. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending by our customers.

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

We are planning on relocating our warehouse location from California to Texas, before end of April 2024.

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

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. The nature of the apparel and footwear industry requires us to carry a significant amount of inventory. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We may enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to sub-optimal selection and timing of merchandise purchases. If sales do not meet expectations (for example, due to decreased demand due to deteriorating economic conditions or recessions), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. We have not always predicted member’s and customers’ preferences with accuracy and may have issues predicting preferences in the future. Our failure to accurately predict market trends and manage our inventory may require us to write-down future inventory or sell such inventory at a loss.

The Company is exposed to the risk of write-downs on the value of its inventory and other assets.

The Company records a write-down for product inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company reviews long-lived assets and inventory for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. In 2023, the Company affected a one-time inventory write-down adjustment of approximately $2.9 million, related to the Company’s plan to sell-off inventory below cost. In the future, the Company may incur additional write-downs, fees, impairments and other charges, and such impairments may be material and may materially adversely affect the Company’s cash flows, results of operations and working capital.

Our ability to source our merchandise could be negatively impacted if new trade restrictions are imposed or existing trade restrictions become more burdensome.

As discussed above, we are not currently manufacturing any new products as we work to clear our current inventory. However, the United States and China and Turkey, where our products have historically been manufactured, may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. These restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our future supply chain organization or other business practices, any of which could harm our business, financial condition, and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected.

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

Prior to our IPO, our operating expenses were significantly supplemented by related party loans and equity purchases from Ezra Dabah, our Chief Executive Officer and Chairman and his family, all of which have since been converted into equity or repaid. We also sublease our corporate office and our California fulfillment center from Nina Footwear Corp., which Mr. Ezra Dabah and his children own approximately 79.3% of, and Mr. Dabah and his extended family own 100% of, including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary, and which entity Mr. Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of Nina Footwear. Nina Footwear also provides us administrative and executive support services under a Management Services Agreement in consideration for 0.75% of our monthly net sales. For the years ended December 30, 2023 and December 31, 2022, the total fees payable to Nina Footwear pursuant to the Management Services Agreement were $98,055 and $110,836, respectively, and are included in general and administrative expenses. In the event the sublease agreements are terminated, we may not be able to find comparable office and fulfillment center arrangements and/or the costs of such arrangements may be significantly higher than those charged by Nina Footwear. Furthermore, we may be unable to support our operations if Ezra Dabah and his family members stop loaning us money. As of December 30, 2023 and December 31, 2022, there was $1,868,411 and $1,107,665 due to Nina Footwear, respectively. Additionally, in the event the Management Services Agreement was terminated, our costs may increase, and we may be unable to cost effectively obtain the services currently provided by Nina Footwear. While we believe that all related party agreements are on terms similar to, or more favorable to, the Company than we would obtain from third parties, such significant related party relationships may be perceived negatively by potential stockholders or investors. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward.

The ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

We must retain the services of our key employees and strategically recruit and hire new talented employees to obtain customer transactions that generate most of our revenues. Mr. Ezra Dabah also serves as the Chief Executive Officer and director of our Company since April 2015 (and Chairman since October 2021). Ezra Dabah also serves as the Chief Executive Officer and member of the Board of Directors of Nina Footwear, a wholesaler of women’s and kids’ shoes and accessories (a position he has held since 2012). Mr. Moshe Dabah is currently Chief Operating Officer and Chief Technology Officer of the Company and has served as Vice President of the Company since July 2019. Since January 2021, Moshe Dabah has served as the Secretary of Nina Footwear. Mr. Dabah and his children own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. Ezra Dabah spends approximately 50% of his time on Company matters and approximately 50% of his time as Chief Executive Officer and director of Nina Footwear and Moshe Dabah spends approximately 75% of his time on Company matters and approximately 25% of his time as the Secretary of Nina Footwear. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us. These key employees may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020, the California Consumer Privacy Rights Act, which goes effective on January 1, 2023, the Colorado Privacy Act, which goes effective on July 1, 2023 and the Virginia Consumer Data Protection Act, which went effective on January 1, 2023, and others. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

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

Our historical reliance on overseas manufacturing, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. However, we have historically derived our merchandise from third-party manufacturing in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

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

Ezra Dabah, our Chief Executive Officer and Chairman, our principal stockholder, currently controls approximately 66.6% of the voting power of our capital stock. As a result, Mr. Dabah can influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Pursuant to the terms of a voting agreement, Mr. Dabah individually, currently controls approximately 66.6% of the voting power of our capital stock. As a result, Mr. Dabah, our Chief Executive Officer and member of our Board of Directors and members of his family, own more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us, subject to certain exceptions. Any provision of our Second Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Over the past 12 months our common stock has traded as low as $1.55 and as high as $10.70 per share (each after adjusting for the 1-for-5 reverse stock split effective March 7, 2024). The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

There is no guarantee that our common stock will continue to trade on the Nasdaq Capital Market, as we are not in compliance with Nasdaq’s continued listing requirements as of the date of this filing.

Our common stock is currently listed on Nasdaq under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time. Among the conditions required for continued listing on Nasdaq, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently plan to take advantage of, as discussed in greater detail under “Ezra Dabah, our Chief Executive Officer and Chairman and his family, own greater than 50% of our outstanding shares of common stock, which causes us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. As of December 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that such date was subsequently extended to March 18, 2024, upon request to Nasdaq, and in accordance with Nasdaq’s rules. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Effective on March 7, 2024, the Company completed a 1-for-5 reverse stock split of the Company’s outstanding common stock in an effort to comply with Nasdaq Listing Rule 5550(a)(2). On March 21, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained full compliance with the Minimum Bid Price Requirement because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s common stock was at or above $1.00 per share, and that the matter is now closed.

However, as of December 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continued listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Although our management has determined that our internal control over financial reporting were effective as of December 31, 2023, we cannot assure you that we will not identify a material weakness in our internal control in the future.

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

Failure to adequately grow our operations may harm our business or increase our risk of failure.

Our ability to expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

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

From time to time, we are subject to actual and threatened claims and we may in the future be subject to litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by us and by third parties, and other matters. Any of these types of proceedings may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more of such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

Our financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews.

Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “Disruptions in our data and information systems could harm our reputation and our ability to run our business” and “There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences”, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.

Our Chief Operating Officer is responsible for the oversight of risks from cybersecurity threats. The Board will receive information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management, which includes that of the Company. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

As of and for the year ended December 30, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties

We do not own any real property. Our corporate and executive offices are located at 200 Park Avenue South, 3rd Floor, New York, New York 10003. Our current fulfillment center/warehouse is located in Rancho Cucamonga, California. The Company is planning to relocate the California warehouse to Hutchinson, Texas before the end of April 2024.

We sublease our fulfillment/warehouse center from Nina Footwear, which is 86.4% owned by Ezra Dabah and his immediate family, our Chief Executive Officer and Chairman, and which entity Mr. Dabah serves as Chief Executive Officer and member of the Board of Directors of Nina Footwear.

The fulfillment center sublease provides us the right to approximately 32,570 square feet of space in Rancho Cucamonga, California. The Company entered into a sub-lease agreement for this fulfillment/warehouse space with Nina Footwear on April 1, 2021. The Company pays 33.3% of Nina Footwear’s fixed monthly rent pursuant to the terms of the agreement ($24,416 per month), with an average monthly rent of $20,742. The sub-lease was to expire on September 30, 2023, but has been extended until March 31, 2024. Nina Footwear left the California warehouse at the end of 2023. Beginning in January 2024, the Company is paying the full monthly rent in the California warehouse which amounts to $94,227 per month. On April 1, 2024, the Company entered into a sub-lease agreement with Nina Footwear to occupy approximately 32,570 square feet of space in Hutchinson, Texas through February 1, 2029, unless canceled or terminated pursuant to the sub-lease agreement. The Company will pay Nina Footwear a fixed monthly rent pursuant to the terms of the agreement ($21,587 per month), constituting 26% of the amount paid by Nina Footwear.

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

For fiscal 2023 and 2022, rent amounted to $607,866 and $579,237, respectively, and is included in general and administrative expenses.

We believe our facilities are sufficient to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On November 15, 2021, the Company completed its initial public offering. In connection with the initial public offering, the Company’s common stock began trading on the Nasdaq Capital Market on and as of November 11, 2021 under the symbol “PIK”. In conjunction with its IPO, the Company sold 423,530 shares of its common stock at $42.50 per share, raising approximately $16.1 million in net proceeds after fees and expenses.

As of April 10, 2024, 1,951,638 shares of the registrant’s common stock were outstanding.

Holders of Record

As of the close of business on March 25, 2024, there were 24 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None, except as previously disclosed in Current Reports on Form 8-K.

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

The Company uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 30, 2023 and December 31, 2022 were 52- and 52-week years, respectively. These years are referred to herein as “2023” and “2022”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.

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

Staying ahead in an emerging industry requires constant innovation in products and services. After launching with our girls’ subscription boxes for sizes 4-14 in 2016, we have continued to expand our product offering and marketing channels. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes, and launched shop.kidpik.com, where we sell individual apparel items and shoes, curated outfits, pre-styled boxes and our basics. We added sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on Amazon.com, as Fulfilled by Amazon (FBA) and Fulfilled by Merchant (FBM) for pre-packs and individual items. During the fourth quarter of 2022, we started selling our branded products on Walmart.com as Fulfilled by Merchant (FBM).

We also introduced an “add-on” option for all members, whereby they can add additional items of their choosing to their next subscription box order. We have recently expanded our subscription box offerings, introducing a 12-item and 15-item box options in addition to our 8-item box, adding to the customer experience and providing an opportunity to drive additional revenue. We have also expanded our seasonal pre-styled fashion box and outfit assortment available on our e-commerce website, which provides an upsell opportunity for active members and additional variety for our e-commerce customers.

Currently, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs), Fleet Post Offices (FPOs), and Canada.

In November 2021, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 423,530 shares of its authorized common stock for $42.50 per share for net proceeds of $16.1 million, after deducting underwriting discounts and commissions, and offering costs.

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

Gross Margin

	For the Years Ended
	December 30, 2023	December 31, 2022

Gross margin	42.2%	59.9%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returns from customers, inventory write-offs, and other miscellaneous shrinkage. The reason for the decrease in gross margin for 2023 versus 2022, is that the Company took a $2.9 million reserve against inventory which is related to the Company’s plan to sell-off excess merchandise. Without this adjustment the gross margin was 62.5% for the year ended December 30, 2023.

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other income/expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. The Company did not have any non-routine items in 2023 while non-routine items in 2022 primarily related to settlement of insurance claim related to business interruption of damaged inventory. Although we believe this income to be non-routine in nature, we cannot guarantee that this type of income will not be incurred again in the future.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 52 weeks ended
	December 30, 2023	December 31, 2022
Net loss	$(9,905,782)	$(7,615,261)
Add (deduct)
Interest expense	686	78,646
Other income	-	(286,794)
Depreciation and amortization	48,119	27,914
Equity-based compensation	999,309	1,651,048

Adjusted EBITDA	$(8,857,668)	$(6,144,447)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription box sales, 3rd party websites sales and kidpik’s online website sales.

	For the Years Ended
	(In thousands)
	December 30, 2023	December 31, 2022

Shipped Items	1,208	1,457

We believe the decrease in subscription shipments for fiscal 2023 versus 2022, as shown in the table above, was primarily driven by a decrease in subscription boxes sales as a result of a lower number of new customers being acquired during 2023, in comparison to 2022.

Average Shipment Keep Rate

	For the Years Ended
	December 30, 2023	December 31, 2022

Average Shipment Keep Rate	72.8%	68.3%

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period. Part of the increase for 2023 is due to the proportionally higher online sales, which historically have had a lower return rate versus subscription box sales.

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, increases in interest rates and fuel, energy costs, raw material costs, and supply chain challenges. In addition, during periods of low unemployment, we generally experience higher labor costs. We are continuing to navigate the uncertainties presented by the current macroeconomic environment.

Growth in Brand Awareness and Site Visits

Since 2016, we have made significant investments to strengthen the “kidpik” brand through expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Acquisition of New Subscriptions

Our ability to attract new subscriptions through marketing and the development of our brand is a key factor for our future growth. If we are unable to acquire sufficient new subscriptions in the future, our revenue will decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brand may also change and result in decreased demand for our products and services. Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices and procedures.

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

Inventory Management

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. To ensure sufficient availability of merchandise, we generally enter into purchase orders well in advance and frequently before apparel trends are confirmed by client purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs and changes in inventory reserves that impact our gross margins. Because our merchandise assortment directly correlates to client success, we may at times optimize our inventory to prioritize long-term client success over short-term gross margin impact. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories or adding new fulfillment centers will require additional investments in inventory.

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

Other Non-Operating Income

Other non-operating income in fiscal year 2022, mainly related to settlement of insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets.

Results of Operations

RESULTS OF OPERATIONS

Year ended December 30, 2023 compared to the year ended December 31, 2022

	FYE 2023	FYE 2022	Change ($)	Change (%)
Revenue, net	$14,240,724	$16,477,984	$(2,237,260)	(13.6)%
Cost of goods sold	8,228,458	6,600,007	1,628,451	24.7%
Gross profit	$6,012,266	$9,877,977	$(3,865,711)	(39.1)%

Revenue in the fiscal year 2023 decreased by $2.2 million, or 13.6%, from revenue in the fiscal year 2022. The decline in revenue was primarily attributable to a decline in subscription box sales driven by customer conversion challenges, as we experienced weaker-than-expected conversion mainly due to the higher cost of acquiring new customers.

Gross margin for the fiscal year 2023 decreased by 17.7 basis points compared with the fiscal year 2022. The decrease was primarily attributable to a one-time inventory reserve adjustment of approximately $2.9 million, related to the Company’s plan to sell-off merchandise below cost. Additionally, as discussed above, we are not currently purchasing any new products as we work to clear our current inventory.

Revenue

Our revenue for the year ended December 30, 2023 decreased by 13.6% to $14,240,724, compared to $16,477,984 for the year ended December 31, 2022, a decrease of $2,237,260 from the prior period, mainly due to a decrease in subscription box sales, offset by an increase in online website sales. The revenue breakdown by sales channel for the fiscal years 2023 and 2022, is summarized in the table below:

	FYE 2023	FYE 2022	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$10,428,319	$12,861,293	$(2,432,974)	(18.9)%
3rd party websites sales	1,771,608	2,170,858	(399,250)	(18.4)%
Online website sales	2,040,797	1,445,833	594,964	41.2%
Total revenue	$14,240,724	$16,477,984	$(2,237,260)	(13.6)%

The revenue from subscription boxes for the years ended December 30, 2023 and December 31, 2022, which was generated from active subscriptions recurring boxes and new subscriptions first box revenue, is summarized in the tables below:

	FYE 2023	FYE 2022	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$8,806,473	$11,007,517	$(2,201,044)	(20.0)%
New subscriptions - first box	1,621,846	1,853,776	(231,930)	(12.5)%
Total Subscription boxes revenue	$10,428,319	$12,861,293	$(2,432,974)	(18.9)%

The decrease in revenue was primarily driven by a decrease in our subscription box sales, as a result of a lower number of new customers being acquired during fiscal year 2023, in comparison to fiscal year 2022. The Company also incurred higher costs per conversion which limited the number of new members in fiscal 2023. The decrease in active subscriptions is the result of starting the year with lower active members, including a reduced interest in apparel-based subscription shopping and an increased cost in customer acquisitions.

The revenue breakdown by product line for the year ended December 30, 2023, compared to the year ended December 31, 2022, is summarized in the tables below:

	FYE 2023	FYE 2022	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$10,844,289	$12,211,915	$(1,367,626)	(11.2)%
Boys’ apparel	2,760,864	3,437,117	(676,253)	(19.7)%
Toddlers’ apparel	635,571	828,952	(193,381)	(23.3)%
Total revenue	$14,240,724	$16,477,984	$(2,237,260)	(13.6)%

The number of items shipped to our customers decreased by 17.1%, from approximately 1,457,000 for the fiscal year 2022, to approximately 1,208,000 for the fiscal year 2023, for the same reasons discussed above, along with a difficult economic environment in which consumers are cutting back on non-essential items including clothing. The average shipment keep rate increased to 72.8% in the fiscal year 2023, compared to 68.3% in the fiscal year 2022, which is the result of a 41% increase in online website sales, as these customers have a higher keep rate when compared to subscription sales.

During the fiscal year 2023, we experienced a decline in net revenue year-over-year. The decrease in revenue was primarily driven by a decrease in our subscription box sales, as a result of a lower number of new customers being acquired during fiscal year 2023, in comparison to fiscal year 2022. We believe that revenue for 2023 was also negatively affected by changing consumer spending habits impacted by worsening economic conditions, including increases in inflation and interest rates and declines in market activity.

Cost of Goods Sold

Cost of goods sold increased by $1.6 million or 24.7% for the year ended December 30, 2023, compared to the year ended December 31, 2022, which was a direct result of an increase in inventory write-down of $2.9 million, related to the Company’s plan to sell off excess merchandise. This merchandise has been identified as not needed for the long-term plans of the Company. Also contributing was a decrease in our subscription box sales, as a result of a lower number of new members being acquired during 2023, in comparison to 2022, for the same reasons discussed above.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $6.0 million for the year ended December 30, 2023, compared to gross profit of $9.9 million for the year ended December 31, 2022. The decrease in gross profit for the fiscal year 2023, compared to the fiscal year 2022, was primarily attributable to the inventory write-down of $2.9 million related to the Company’s plan to sell-off merchandise below cost and to the decrease in our subscription box sales for the same reasons discussed above.

Our gross profit as a percentage of revenue was 42.2% for the year ended December 30, 2023, compared to 59.9% for the year ended December 31, 2022.

Operating Expenses

	FYE 2023	FYE 2022	Change ($)	Change (%)
Expenses
Shipping and handling	$4,308,265	$4,334,928	$(26,663)	(0.6)%
Payroll and, related costs and equity-based compensation	3,974,438	5,276,719	(1,302,281)	(24.7)%
General and administrative	7,586,540	8,061,825	(475,285)	(5.9)%
Depreciation and amortization	48,119	27,914	20,205	72.4%
Total expenses	$15,917,362	$17,701,386	$(1,784,024)	(10.1)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for fiscal year 2023 decreased by $1,784,024 or 10.1% to $15,917,362, compared to $17,701,386 for fiscal year 2022. This decrease was mainly a result of (i) a decrease in payroll and related costs and equity-based compensation of $1,302,281. The decrease was mainly the result of non-cash, equity-based compensation of $999,309 recorded in the fiscal year 2023, due to lower employee headcount, compared to $1,651,048 in the fiscal year 2022, along with a reduced staff in fiscal year 2023 compared to fiscal year 2022, our payroll and related costs and equity-based compensation were 27.9% of total revenue in the fiscal year 2023, compared to 32.0% of total revenue in fiscal year 2022 and (ii) a decrease of $475,285 or 5.9% in general and administrative expenses, mainly due to a decrease in third-party seller fees due to the decrease in sales, decrease in bad debt expense offset by an increase in professional fees, within selling, general and administrative expenses, our marketing expense as a percentage of revenue increased by 2.8% of revenue for the 2023 fiscal year to 21.4% compared to 18.6% in the fiscal year 2022, as we experienced weaker-than-expected conversion of new costumers due to higher costs of acquisitions.

Loss from Operations

Loss from operations increased from $7,823,409 for the year ended December 31, 2022, to $9,905,096 for the year ended December 30, 2023. The increase in loss from operations was largely due to a decrease in revenues and the approximately $2.9 million inventory reserve adjustment taken in fiscal 2023 as discussed above.

Other (Income)/Expenses

	FYE 2023	FYE 2022	Change ($)	Change (%)
Other expenses
Interest expense	$686	$78,646	$(77,960)	(99.1)%
Other (income)/expense	-	(286,794)	286,794	100.0%
Total other (income)/expenses	$686	$(208,148)	$208,834	100.3%

Other (income)/expenses for the years ended December 30, 2023 and December 31, 2022 changed by $208,834 due to a reduction of interest expense by $77,960 and a decrease of other income by $286,794. The other income in fiscal year 2022 was mainly related to settlement of insurance claim related to business interruption of damaged inventory.

Provision for Income Taxes

The Company recorded no provisions for income taxes for fiscal 2023 and 2022.

Net Loss

We had a net loss of $9,905,782 for the year ended December 30, 2023, compared to a net loss of $7,615,261 for the year ended December 31, 2022, an increase of $2,290,521 or 30.1%. The increase in net loss was mainly due to a decrease in revenues for fiscal year 2023 and the approximately $2.9 million inventory reserve adjustment taken in fiscal 2023, offset by a decrease in non-cash equity-based compensation of $651,739, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	December 30, 2023	December 31, 2022	Change ($)	Change (%)
Cash and restricted cash	$199,133	$605,213	$(406,080)	(67.1)%
Working capital	$727,546	$8,273,601	$(7,546,055)	(91.2)%
Short-term debt, related party	$850,000	$2,050,000	$(1,200,000)	(58.5)%

On December 30, 2023, we had $199,133 of cash and restricted cash on-hand compared to the $605,213 of cash and restricted cash on hand on December 31, 2022.

As of December 30, 2023, we had $6,027,482 in total current assets, $5,299,936 in total current liabilities, working capital of $727,544; and a total accumulated deficit of $51,440,227.

As of December 30, 2023, we had total current liabilities of $5,299,936, consisting mainly of accounts payable of $1,862,266, and related party payables of $1,868,411 (owed to Nina Footwear), accrued expenses of $438,034, current portion of operating lease liabilities of $281,225 and short-term debt from related party of $850,000 (discussed below).

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $850,000, been converted into equity as of December 30, 2023), notes payable including from Nina Footwear Corp. Mr. Dabah and his children own approximately 79.3% of Nina Footwear, including Moshe Dabah, for which entity Ezra Dabah serves as Chief Executive Officer and member of the Board of Directors of and Mr. Dabah and his extended family own 100% of Nina Footwear, a related party, and a line of credit (repaid as of January 1, 2022), and Cash Advance Agreements (each discussed below), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of the IPO in November 2021, we also relied on the funds raised in the IPO to support our operations.

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

The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until September 18, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that such date was subsequently extended to March 18, 2024, upon request to Nasdaq, and in accordance with Nasdaq’s rules. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Effective on March 7, 2024, the Company completed a 1-for-5 reverse stock split of the Company’s outstanding common stock in an effort to comply with Nasdaq Listing Rule 5550(a)(2). On March 21, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained full compliance with the Minimum Bid Price Requirement because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s common stock was at or above $1.00 per share, and that the matter is now closed.

However, as of December 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet any other Nasdaq listing standards, and as such, we are not currently in compliance with Nasdaq’s continued listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

Cash Flows

	Year ended December 30, 2023	Year ended December 31, 2022
Cash used in:
Operating activities	$(322,334)	$(6,650,537)
Investing activities	(77,299)	(48,903)
Financing activities	(6,447)	(1,115,847)
Net decrease in cash	$(406,080)	$(7,815,287)

Net cash used in operating activities decreased to $322,334 for the year ended December 30, 2023, compared to $6,650,537 for the year ended December 31, 2022. The decrease in our cash used in operating activities of approximately $6.3 million was primarily due to a decrease in operating assets and liabilities in the amount of approximately $6.8 million, offset by an increase in net loss in the amount of approximately $2.3 million adjusted for the non-cash items totaling $1.8 million.

Net cash used in investing activities during the year ended December 30, 2023 was $77,299, which was related to leasehold improvements, compared to $48,903 during the year ended December 31, 2022 which was related to purchases of equipment.

Net cash used in financing activities was $6,447 for the year ended December 30, 2023, mainly related to settle a new share equity award of $0.6 million compared to net cash used in financing activities of $1,115,847 for the year ended December 31, 2022, mainly of the repayment of advance payable of $0.9 million, and repayment from loan payable related party of $0.2 million.

Related Party Convertible Notes and Loans

On August 13, 2021, the Company entered into two unsecured convertible promissory notes with stockholders in the aggregate amount of $200,000. Each of the convertible notes were payable on January 15, 2022, and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2,000,000 and requires the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On March 31, 2022, and effective on January 15, 2022, the parties amended the notes to be payable on demand.

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

On September 18, 2023, the Company entered into a Debt Conversion agreement with Ezra Dabah. The Company and Mr. Dabah agreed to convert an aggregate of $1,200,000 of principal owed by the Company to Mr. Dabah into an aggregate of 310,760 shares of restricted common stock of the Company. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mr. Dabah agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the amounts owed under the notes which were converted. The remaining balance on these notes as of December 30, 2023 is $850,000.

As of December 30, 2023 and December 31, 2022, there was $1,868,411 and $1,107,665 due to related party (Nina Footwear), respectively.

Need for Future Funding; Review of Strategic Alternatives

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. We expect to continue to generate net losses for the foreseeable future. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock, warrants or convertible securities. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, enter into bankruptcy and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We also plan to focus our resources on closing the Merger, discussed above under “Recent Events”, “Merger Agreement”.

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

Revenue recognition: The Company recognizes revenue from three sources; its subscription box sales, 3rd party websites sales, and kidpik’s online website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

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

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. The Company has recorded a reserve against inventory, which is used to offset the costs of selling, disposing or liquidating units as below cost. These costs are included in the cost of sales as inventory is sold.

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

The Company has no unrecognized tax benefits at December 30, 2023 and December 31, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the balance sheet.

Advertising costs: Direct advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled $3,054,435 and $3,065,011 for the fiscal years ended 2023 and 2022, respectively, and are included in general and administrative expenses.

Bad debt expense: Bad debt expense is recognized when a receivable is no longer collectible after a customer is unable to fulfill their obligation to pay an outstanding balance.

Equity-based compensation: We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See “Note 11, Equity-based compensation” to our audited financial statements included in this Annual Report on Form 10-K, for additional details.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our management, including our Chief Executive Officer and our Chief Accounting Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Accounting Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, the end of the period covered by this Report, based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders, to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in our 2024 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in our 2024 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in our 2024 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is CohnReznick LLP, New York, New York, PCAOB Auditor ID No. 596.

The information required by this item will be set forth under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in our 2024 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K

1.	Financial Statements: See accompanying Index to Financial Statements.

2.	Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required.

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
2.1£	Agreement and Plan of Merger and Reorganization, dated March 29, 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	4/1/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Kidpik Corp. filed with the Secretary of State of Delaware on May 10, 2021, as currently in effect	S-1	333-260101	10/6/2021	3.1
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kidpik Corp., filed with the Secretary of State of Delaware on March 4, 2024	8-K	001-41032	3/7/2024	3.1
3.3	Bylaws, as currently in effect	S-1	333-260101	10/6/2021	3.2
4.1	Description of the Registrant’s Securities	10-K	001-41032	4/1/2022	4.1
10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan (November 2021 Officer and Director Awards)	8-K	001-41032	11/16/2021	10.2
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	10-Q	001-41032	12/22/2021	10.2
10.3#	Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan	S-1	333-260101	10/6/2021	10.35
10.4#	Form of Director and Officer Indemnification Agreement	8-K	001-41032	11/16/2021	10.1
10.5	$100,000 Convertible Promissory Note dated August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	S-1	333-260101	10/6/2021	10.44

10.6	$100,000 Convertible Promissory Note dated August 13, 2021 between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	S-1	333-260101	10/6/2021	10.51
10.7	First Amendment to Convertible Promissory Notes, dated August 25, 2021, by and between Kidpik Corp. and each of the note holders party thereto	S-1	333-260101	10/6/2021	10.53
10.8	$100,000 Promissory Note effective September 18, 2021, by and between Kidpik Corp. and Sofia Dabah	S-1	333-260101	10/6/2021	10.56
10.9	$500,000 Promissory Note effective September 23, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1	333-260101	10/6/2021	10.57
10.10	$500,000 Promissory Note effective October 8, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.58
10.11	$500,000 Promissory Note effective October 12, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.59
10.12	$200,000 Promissory Note effective October 22, 2021, by and between Kidpik Corp. and Ezra Dabah	S-1/A	333-260101	10/29/2021	10.60
10.13	Voting Agreement, dated and effective September 1, 2021 by and among Ezra Dabah, and each of Eva Yagoda, Joia Kazam, Moshe Dabah, Chana Rapaport, Yaacov Dabah, Gila Goodman, the Josh A. Kazam Irrevocable Grantor Trust, GMM Capital LLC, Isaac and Ivette Dabah, Sterling Macro Fund, the u/a/d 02/02/1997, Trust FBO Eva Dabah; the u/a/d 02/02/1997, Trust FBO Joia Kazam; the u/a/d 02/02/1997, Trust FBO Moshe Dabah; the u/a/d 02/02/1997, Trust FBO Chana Dabah; and the u/a/d 02/02/1997, Trust FBO Yaacov Dabah	S-1	333-260101	10/6/2021	10.55

10.14	$500,000 Promissory Note effective October 26, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.28
10.15	$200,000 Promissory Note effective November 16, 2021, by and between Kidpik Corp. and Ezra Dabah	10-Q	001-41032	12/22/2021	10.29
10.16	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. and Ezra Dabah	10-K	001-41032	4/1/2022	10.30
10.17	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Chana Dabah (holder)	10-K	001-41032	4/1/2022	10.31
10.18	First Amendment to Promissory Note, dated March 31, 2021, by and between Kidpik Corp. (borrower) and Raine Silverstein & Renee Dabah, co-trustee, u/a/d 02/02/1997, Trust FBO Yaacov Dabah (holder)	10-K	001-41032	4/1/2022	10.32
10.19#	Separation and Release Agreement, dated July 7, 2023, by and between Kidpik Corp. and Adir Katzav	8-K	001-41032	7/7/2023	10.1
10.20#	Debt Conversion Agreement dated September 18, 2023, by and between Kidpik Corp. and Ezra Dabah	8-K	001-41032	9/18/2023	10.1
10.21	Form of Kidpik Corp. Stockholder Representation Agreement	8-K	001-41032	4/1/2024	10.1
14.1	Code of Business Conduct and Ethics	S-1	333-260101	10/6/2021	14.1
23.1*	Consent of CohnReznick LLP					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
97.1#	Kidpik Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	10-Q	001-41032	11/14/2023	10.3	X

99.1	Audit Committee Charter	S-1	333-260101	10/6/2021	99.1
99.2	Whistleblower Protection Policy	S-1	333-260101	10/6/2021	99.2
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Filed herewith.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

£ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Kidpik Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished. Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

# Indicates management contract or compensatory plan.

The Company currently has no subsidiaries and as such has not included Exhibit 21.1.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIDPIK CORP.

Date: April 10, 2024	By:	/s/ Ezra Dabah
	Name:	Ezra Dabah
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Ezra Dabah	President, Chief Executive Officer and Chairman	April 10, 2024
Ezra Dabah	(Principal Executive Officer)

/s/ Jill Pasechnick	Chief Accounting Officer	April 10, 2024
Jill Pasechnick	(Principal Financial and Accounting Officer)

/s/ Bart Sichel	Director	April 10, 2024
Bart Sichel

/s/ Jill Kronenberg	Director	April 10, 2024
Jill Kronenberg

/s/ Louis G. Schott	Director	April 10, 2024
Louis G. Schott

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kidpik Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kidpik Corp. (the “Company”) as of December 30, 2023 and December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from its operations since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financials statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CohnReznick LLP

New York, New York

April 10, 2024

Kidpik Corp.

Balance Sheets

December 30, 2023 and December 31, 2022

	2023	2022
Assets
Current assets
Cash	$194,515	$600,595
Restricted cash	4,618	4,618
Accounts receivable	211,739	336,468
Inventory	4,854,641	12,625,948
Prepaid expenses and other current assets	761,969	1,043,095
Total current assets	6,027,482	14,610,724

Leasehold improvements and equipment, net	97,136	67,957
Operating lease right-of-use assets	992,396	1,469,665
Total assets	$7,117,014	$16,148,346

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,862,266	$2,153,389
Accounts payable, related party	1,868,411	1,107,665
Accrued expenses and other current liabilities	438,034	587,112
Operating lease liabilities	281,225	438,957
Short-term debt, related party	850,000	2,050,000
Total current liabilities	5,299,936	6,337,123

Operating lease liabilities, net of current portion	780,244	1,061,469
Total liabilities	6,080,180	7,398,592

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 1,872,433 and 1,537,639 shares are issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	1,872	1,537
Additional paid-in capital	52,475,189	50,282,662
Accumulated deficit	(51,440,227)	(41,534,445)
Total stockholders’ equity	1,036,834	8,749,754
Total liabilities and stockholders’ equity	$7,117,014	$16,148,346

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Operations

Years Ended December 30, 2023 and December 31, 2022

	2023	2022
Revenues, net	$14,240,724	$16,477,984

Cost of goods sold	8,228,458	6,600,007

Gross profit	6,012,266	9,877,977

Operating expenses
Shipping and handling	4,308,265	4,334,928
Payroll, related costs and non-cash stock-based compensation	3,974,438	5,276,719
General and administrative	7,586,540	8,061,825
Depreciation and amortization	48,119	27,914
Total operating expenses	15,917,362	17,701,386
Operating loss	(9,905,096)	(7,823,409)

Other (income)/expenses
Interest expense	686	78,646
Other income	-	(286,794)
Total other (income)/expenses	686	(208,148)
Loss before provision for income taxes	(9,905,782)	(7,615,261)

Provision for income taxes	-	-
Net loss	$(9,905,782)	$(7,615,261)

Net loss per share attributable to common stockholders:
Basic	$(6.04)	$(4.97)
Diluted	(6.04)	(4.97)

Weighted average common shares outstanding:
Basic	1,640,191	1,532,498
Diluted	1,640,191	1,532,498

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Changes in Stockholders’ Equity

Years Ended December 30, 2023 and December 31, 2022

	Common Stock		Preferred Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2022	1,523,567	$1,523	-	$-	$48,665,320	$(33,919,184)	$14,747,659
Issuance of common stock	14,072	14	-	-	(14)	-	-
Equity-based compensation	-	-	-	-	1,651,048	-	1,651,048
Cash used to settle net share equity awards	-	-	-	-	(33,692)	-	(33,692)
Net loss	-	-	-	-	-	(7,615,261)	(7,615,261)
Balance, December 31, 2022	1,537,639	1,537	-	-	50,282,662	(41,534,445)	8,749,754
Issuance of common stock	24,034	24	-	-	(24)	-	-
Conversion of debt	310,760	311	-	-	1,199,689	-	1,200,000
Equity-based compensation	-	-	-	-	999,309	-	999,309
Cash used to settle net share equity awards	-	-	-	-	(6,447)	-	(6,447)
Net loss	-	-	-	-	-	(9,905,782)	(9,905,782)
Balance, December 30, 2023	1,872,433	$1,872	-	$-	$52,475,189	$(51,440,227)	$1,036,834

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Statements of Cash Flows

Years Ended December 30, 2023 and December 31, 2022

	2023	2022
Cash flows from operating activities
Net loss	$(9,905,782)	$(7,615,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,119	27,914
Equity-based compensation	999,309	1,651,048
Inventory write-down	2,891,120	-
Bad debt expense	301,102	742,037
Changes in operating assets and liabilities:
Accounts receivable	(176,373)	(736,231)
Inventory	4,880,187	(1,007,351)
Prepaid expenses and other current assets	281,126	683,421
Operating lease right-of-use assets and liabilities	38,312	30,761
Accounts payable	(291,126)	(406,972)
Accounts payable, related parties	760,747	193,957
Accrued expenses and other current liabilities	(149,075)	(213,860)
Net cash used in operating activities	(322,334)	(6,650,537)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	(77,299)	(48,903)
Net cash used in investing activities	(77,299)	(48,903)

Cash flows from financing activities
Net repayments from loan related party	-	(150,000)
Net repayments from advance payable	-	(932,155)
Cash used to settle net share equity awards	(6,447)	(33,692)
Net cash used in financing activities	(6,447)	(1,115,847)
Net decrease in cash	(406,080)	(7,815,287)

Cash and restricted cash, beginning of year	605,213	8,420,500
Cash and restricted cash, end of year	$199,133	$605,213

Supplemental disclosure of cash flow data:
Interest paid	$-	$38,607
Taxes paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Record right-of-use asset and operating lease liabilities	$-	$1,857,925
Conversion of shareholder debt	$1,200,000	$-

The accompanying notes are an integral part of these financial statements.

Kidpik Corp.

Notes to the Financial Statements

Years Ended December 30, 2023 and December 31, 2022

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

On March 29, 2024, Kidpik and Nina Footwear Corp. (“Nina Footwear”), a private company operating a brand specializing in women’s and kids dress shoes and accessories for special occasions, entered into a definitive merger agreement. Mr. Ezra Dabah, the Company’s Chief Executive Officer and Chairman and his children (including Moshe Dabah, the Company’s Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary) own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. The Board of Directors of both companies have approved the all-stock transaction. The combined company will operate as Nina Holdings Corp., with the transactions anticipated to close in the 3rd quarter of 2024. As a result of the transaction, the stockholders of Nina Footwear will receive 80% of the outstanding stock of the combined company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Fiscal year: The Company uses a 52-53 week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 30, 2023 and December 31, 2022 were 52-week years, respectively. These years are referred to herein as “2023” and “FYE 2023” and “2022” and “2022 FYE”, respectively.

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

Accounting standards adopted: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and related disclosures.

Accounting standards issued but not yet adopted: In November 2023, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our financial statements and expect that adoption of ASU 2023-07 will lead to additional segment disclosures in our annual financial statements for 2024 and subsequently reported annual and interim periods.

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

Revenue from online website sales, which includes sales from our and 3rd party websites (currently Amazon and Walmart, are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon time of order.

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

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. The Company has recorded a reserve of approximately $2.9 million against inventory, which is used to offset the costs of selling and disposing units below cost. These costs are included in the cost of sales as inventory is sold.

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

The Company has no unrecognized tax benefits at December 30, 2023 and December 31, 2022. The Company’s federal, state and local income tax returns prior to fiscal years 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

NOTE 3: LIQUIDITY AND GOING CONCERN

The Company has sustained losses from operations since inception, negative operating cash flows and an accumulated deficit of $51,440,227 as of December 30, 2023. The Company will continue to incur substantial operating expenses in the foreseeable future as the Company continues to invest in attracting new customers, expanding its product offerings and enhancing technology and infrastructure. These efforts may prove more expensive than the Company anticipates, and the Company may not succeed in increasing revenue and margins sufficiently to offset these expenses. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. To manage operating cash flows in the near term, the Company has ceased purchasing new inventory and if available, may enter into cash advance or other financing arrangement. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the annual financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: INVENTORY

Inventory consists of the following:

	2023	2022
Finished goods	$4,854,641	$12,625,948
Total	$4,854,641	$12,625,948

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	2023	2022
Computer equipment	$120,459	$117,841
Furniture and fixtures	185,290	174,504
Leasehold improvements	139,121	65,523
Machinery and equipment	32,666	42,369
Total cost	477,536	400,237
Accumulated depreciation	(380,400)	(332,280)
Leasehold improvements and equipment, net	$97,136	$67,957

Depreciation expense amounted to $48,119 and $27,914 for the fiscal years ended 2023 and 2022, respectively.

NOTE 6: LEASES

The Company accounts for its leases in accordance with ASC 842 using the modified retrospective transition effective date method. As part of that adoption, we have elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease; an entity may elect not to reassess the lease classification for expired or existing leases; and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our balance sheet. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis.

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023. The minimum lease payments amount to $191,106 for the year ended December 30, 2023, and $249,237 for the year ended December 31, 2022.

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

As of December 30, 2023, the remaining lease term was 3.3 years and incremental borrowing rate was 7.00%.

The amortization expense associated with the operating lease right-of-use of assets for the years ended December 30, 2023 and December 31, 2022, amounted to $477,269 and $537,120, respectively.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 30, 2023:

December 30, 2023
Assets
Operating lease right-of-use assets, net	$992,396

Liabilities
Operating lease liabilities – current	$281,225
Operating lease liabilities – non-current	780,244
Total Lease Liabilities	$1,061,469

The maturities of our operating lease liabilities as of December 30, 2023, are as follows:

Maturity of Operating Lease Liabilities
2024	$346,698
2025	357,099
2026	367,812
2027	123,806
Total lease payments	1,195,415
Less: imputed interest	(133,946)
Present value of lease liabilities	$1,061,469

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to ($67,939) and $10,484 for the years ended December 30, 2023 and December 31, 2022, respectively.

In addition, a related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company was to pay a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $98,055 and $110,836 for the fiscal years 2023 and 2022, respectively, and are included in general and administrative expenses.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $69,787 and $115,231 for the years ended December 30, 2023 and December 31, 2022, respectively. The consulting fees are included in general and administrative expenses in the annual statements of operations.

The Company entered into a new revocable monthly sub-lease agreement for office space from a related party on January 1, 2022. The Company will pay 50% of the related party’s fixed monthly rent, including contingent rental expenses. For 2022, related party office rent amounted to $330,000, and for 2023, amounted to $330,000, and is included in general and administrative expenses. On June 27, 2022, the parties signed a new lease agreement with a third party, see Note 6.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023. The warehouse sub-lease has been extended until March 31, 2024.

The Company entered into a new sub-lease agreement for warehouse space in Texas from a related party on March 26, 2024. The Company will pay 26% of the related party’s fixed monthly rent which amounts to $16,696 per month.

As of December 30, 2023 and December 31, 2022, there was $1,868,411 and $1,107,665 due to related parties, respectively.

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

On September 18, 2023, the Company entered into a Debt Conversion agreement with Ezra Dabah, the holder of the September, October and November 2021 notes, the Chief Executive Officer and Chairman of the Company. The Company and Mr. Dabah agreed to convert an aggregate of $1,200,000 of principal owed by the Company under the September 2021 note and part of the October 2021 note, into an aggregate of 310,760 shares of restricted common stock of the Company. The conversion price was equal to $3.8615 per share, which was above the closing consolidated bid price of the Company’s common stock on the date the Debt Conversion Agreement was entered into. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, the stockholder agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the amounts owed under the converted notes.

NOTE 9: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the years ended December 30, 2023 and December 31, 2022. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the year ended December 30, 2023 does not include 57,200 stock options and 35,200 restricted stock units as their effect was anti-dilutive.

	2023	2022
Net loss	$(9,905,782)	$(7,615,261)
Weighted Average Shares – Basic	1,640,191	1,532,498
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares – Diluted	1,640,191	1,532,498
Basic net loss per share	(6.04)	(4.97)
Diluted net loss per share	(6.04)	(4.97)

NOTE 10: STOCKHOLDERS’ EQUITY

On May 10, 2021, the Company filed an amended and restated Certificate of Incorporation which authorized 75,000,000 shares of common stock having a par value of $0.001 per share and 25,000,000 shares of preferred stock having a par value of $0.001 per share. All shares of common stock shall be of the same class and have equal rights, powers and privileges. The preferred stock may be issued from time to time in one or more series and each issued series may have full or limited designations, preferences, participating, special rights and limitations as adopted by the Board of Directors. In conjunction with this amendment, the Company completed a forward split of existing common stock whereby each one share of common stock was automatically split up and converted into 671 shares of common stock. The statements of changes in stockholders’ equity were restated to retroactively incorporate this stock split.

On May 12, 2021, the Company and each then stockholder of the Company, other than one minority stockholder holding 29,524 shares or 2.7% of the Company’s then outstanding common stock, entered into a Covenant Termination and Release Agreement, whereby each executing stockholder, in consideration for $10, agreed to terminate any and all preemptive rights, anti-dilutive rights, tag-along, drag-along or other special stockholder rights which they held as a result of the terms of any prior Investment Agreements or Conversion Agreements, and release the Company from any and all liability or obligations in connection with any such special stockholder rights.

The Reverse Stock Split was effective on March 7, 2024, at which time every five (5) shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock, and the total outstanding shares of common stock were reduced from approximately 9.5 million to approximately 1.9 million, without giving effect to any rounding up of fractional shares. Because the Certificate of Amendment did not reduce the number of authorized shares of our common stock, the effect of the Reverse Stock Split was to increase the number of shares of our common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of our common stock or modify any voting rights or other terms of our common stock.

The Reverse Stock Split has been retroactively reflected throughout this report.

NOTE 11: EQUITY-BASED COMPENSATION

On May 9, 2021, the Board of Directors and majority stockholders adopted an Equity Incentive Plan which provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards, shares in performance of services or any combination of the foregoing.

On September 30, 2021, the Board of Directors and majority stockholders of the Company amended and restated its 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSU awards), performance awards and other forms of awards to our employees, directors and consultants and any of our affiliates’ employees and consultants. A total of 520,000 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan and the number of reserved shares increases on April 1st of each year thereafter in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (B) 300,000 shares of common stock; provided, however, that the Board of Directors may act prior to April 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock (the “Share Limit”), also known as an “evergreen” provision. As of the date of this filing, a total of 673,060 shares of the Company’s common stock are available for awards under the 2021 Plan, without taking into account previously issued awards.

On November 10, 2021, prior to the pricing of the IPO, the Company granted (a) options to purchase an aggregate of 96,000 shares of our common stock at an exercise price of $42.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 50,800 restricted stock units, to certain executive officers; and (c) 2,000 restricted stock units to a board of director member. Such options and restricted stock units vested 1/3 on May 15, 2022 (six months from the closing of the Company’s IPO); and continue to vest (to the extent not forfeited) (i) 1/3 on May 15, 2023 (18 months from the closing of the IPO); and (ii) 1/3 on May 15, 2024 (30 months from the closing date of the IPO). The options each have a term of five years. On May 15, 2022, 17,600 restricted stock units were vested of which 14,072 common stocks were issued and 3,528 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 17,600 restricted stock units were vested of which 16,304 shares of common stock were issued and 1,296 were forfeited and cancelled to settle tax liability on the vested shares. On July 21, 2023, 8,467 restricted stock units were vested of which 7,730 shares were issued and 737 were forfeited and cancelled to settle tax liability on the vested shares, in connection with a separation agreement entered into with the Company’s former Chief Financial Officer.

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

The fair value of each option we issued on November 10, 2021 was $15.80. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit (“RSU”) we issued on November 10, 2021 was $42.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 31, 2022	57,200	$42.50
Granted	-	-
Vested	-	42.50
Forfeited/repurchased	(22,400)	-
Unvested option as of December 30, 2023	34,800	$42.50

As of December 30, 2023, there was $1.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 1.4 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 30, 2023 and December 31, 2022, was $999,309 and $1,651,048, respectively. The non-cash compensation expense is included as part of payroll expense.

NOTE 12: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the year ended December 30, 2023, three vendors accounted for approximately 81% of inventory purchases. As of December 30, 2023, there was no outstanding amount due to these vendors. For the year ended December 31, 2022, two vendors accounted for approximately 48% of inventory purchases. As of December 31, 2022, none was due to these vendors.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 13: INCOME TAXES

The Company’s income tax provision consists of the following:

	2023	2022
Current
Federal	$-	$-
State	-	-
Total current	-	-

Deferred benefit
Federal	2,080,214	1,678,546
State	674,886	570,172
Total deferred	2,755,100	2,248,718
Change in valuation allowance	(2,755,100)	(2,248,718)
Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 30, 2023, because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	2023	2022

Federal statutory rate	21.0%	21.00%
State statutory rate	6.95%	6.99%
Total statutory tax rate	27.95%	27.99%
Valuation allowance	(27.95)%	(27.99)%
Effective tax rate	0%	0%

The Company’s significant components of deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets
NOL carryforwards	$10,618,985	$9,052,182
Inventory valuation	892,125	84,174
Charity carryforwards	143,735	131,117
Equity-based compensation	829,376	552,642
Total deferred tax assets	12,484,221	9,820,115
Valuation allowance	(12,484,221)	(9,820,115)
Net deferred tax assets	$-	$-

The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and allows carryovers indefinitely until exhausted. The Company’s net operating loss carryforward totaled approximately $38.0 million and $32.3 million for the years ended December 30, 2023 and December 31, 2022, respectively. These net operating loss carryforwards can be carried forward indefinitely for Federal purposes and through 2039 for state purposes.

NOTE 14: REVENUE DISCLOSURES

The Company’s revenue is disaggregated based on the following categories:

	2023	2022
Subscription boxes	$10,428,319	$12,861,293
Online website sales	2,040,797	1,445,833
3rd party websites	1,771,608	2,170,858
Total	$14,240,724	$16,477,984

NOTE 15: RECONCILIATION OF CASH AND RESTRICTED CASH

The Company’s reconciliation of cash and restricted cash is as follows:

	2023	2022

Cash	$194,515	$600,595
Restricted cash	4,618	4,618
Total	$199,133	$605,213

