Form 10-K/A
period 2023-12-30
KIDPIK CORP.
filed 2024-04-29
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,297,092. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders included in Part III, Item 12 of this Annual Report on Form 10-K.

Number of shares of registrant’s common stock outstanding as of April 10, 2024: 1,951,638.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name:	Auditor Location:
596	CohnReznick LLP	New York

Explanatory Note

On April 10, 2024, Kidpik Corp. (“Kidpik,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2024 annual meeting of our stockholders within 120 days of December 30, 2023. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

●	amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

●	delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2024 annual meeting of our stockholders; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K, and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K, as modified and amended by this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information, including ages as of April 2024, of our executive officers:

General

Officers hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options, restricted stock units or other form of equity compensation.

Our named executive officers are:

Name	Position	Age
Ezra Dabah	Chairman, President and Chief Executive Officer	70
Moshe Dabah	Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary	40
Jill Pasechnick	Chief Accounting Officer	55

Business Experience

The following is a brief description of the education and business experience of our executive officers.

Ezra Dabah – Chairman, President and Chief Executive Officer

Ezra Dabah, has served as the Chief Executive Officer and director of the Company since April 2015 and as Chairman since October 2021. Mr. Dabah has also served since 2012 as the Chief Executive Officer and member of the Board of Directors of Nina Footwear Corp., a wholesaler of women’s and kids’ shoes and accessories (“Nina Footwear”). Mr. Dabah and his children own 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. From 2013 to June 2015, Mr. Dabah served as the Chief Executive Officer of Ezrani 2 Corp. d/b/a RUUM American Kid’s Wear (“RUUM”), a company which owned and operated childrenswear specialty retail stores. Mr. Dabah purchased this business from American Eagle Outfitters Inc (NYSE: AEO) and rebranded the stores and business from 77 kids by American Eagle to RUUM American kids wear. Ezrani 2 Corp., voluntarily filed for Chapter 7 bankruptcy on June 18, 2015, while Mr. Dabah was its Chief Executive Officer, which bankruptcy was closed in August 2018. Mr. Dabah has over 45 years of experience in apparel wholesale and retail operations. From 1972 to 1993, he was a director and an executive officer of The Gitano Group, Inc. (NYSE:GIT)(“Gitano”), where he managed product design, merchandising, and procurement. In 1984, he founded and became president of E.J. Gitano, a children’s apparel division of Gitano. In 1991, Mr. Dabah joined The Children’s Place Retail Stores, Inc. (NASDAQ:PLCE) as its Chairman and CEO, leading the company’s turnaround and repositioning it from a store that sold discounted brands to a single vertically integrated brand that has stores, taking it public in 1997. In November 2004, The Children’s Place purchased The Disney Stores (300+ stores) from the Walt Disney Co (NYSE: DIS). Under Mr. Dabah’s leadership the store count grew from approximately 150 in 1990 to almost 1,200 and sales reached $2 billion by the end of 2006. Mr. Dabah resigned from The Children’s Place as its Chief Executive in September 2007. Between 2007 and 2012, Mr. Dabah developed Ahhmigo, a natural and organic energy drink with patented ingredients dispensing cap technology. We believe that Mr. Dabah’s extensive experience in apparel and retail operations and his prior service as a Chief Executive Officer of a public company (The Children’s Place Retail Stores, Inc.), make him well qualified to serve as a member of the Board of Directors.

Moshe Dabah – Vice President, Chief Operating Officer, Chief Technology Officer and Secretary

Mr. Moshe Dabah is currently the Chief Operating Officer and Chief Technology Officer of the Company (positions he has held since September 2019) and the Secretary of the Company (a position he has held since July 2021) and has served as Vice President of the Company since July 2019. Since January 2021, Mr. Dabah has served as the Secretary of Nina Footwear Corp. From August 2012 to September 2015, Mr. Dabah served as Director of Store Construction and Maintenance at RUUM, where he managed the rebranding of approximately 50 stores from 77 Kids by American Eagle to RUUM American Kids Wear, new store rollout and construction and store facilities, maintenance, and supplies. From August 2011 to August 2012, Mr. Dabah served as Vice President of Commercial Sales for NextEnergy, a geothermal HVAC system design and sales company. From August 2008 to August 2011, he served as a General Contractor with REJJ LLC, a real estate and construction management company. Mr. Dabah is responsible for designing, implementing, integrating and optimizing all of the Company’s information technology, infrastructure and logistic systems.

Jill Pasechnick - Chief Accounting Officer

Ms. Pasechnick has served as the Controller of the Company since October 2015, and as the Vice President of Finance of the Company since August 2019. From August 2019 to January 2021, Ms. Pasechnick served as the Secretary of the Company and from August 2019 to June 2021, Ms. Pasechnick served as the Treasurer of the Company. From October 2012 to October 2015, she served as Controller for Ezrani 2 Corp. d/b/a RUUM American Kid’s Wear (“RUUM”), a company which owned and operated childrenswear specialty retail stores. From February 2011 to December 2012, Ms. Pasechnick served as Controller and Acting Chief Financial Officer and Secretary of Little MissMatched, Inc. a girls’ lifestyle brand. She has also held various roles prior to that with Delias, Inc., a lifestyle brand of apparel and accessories, primarily targeting girls and young women (Director of Retail Finance from July 2009 to November 2010); B. Moss Clothing Company, Ltd., an apparel company (Corporate Controller from September 2004 to January 2009); and J. Crew (Manager of Financial Reporting from June 2002 to September 2004). Ms. Pasechnick obtained a Bachelor of Science degree in Accounting from Seton Hall University and a Master of Science degree in Business Analytics from Grand Canyon University.

The following table sets forth certain information, including ages as of April 29, 2024, of our directors:

Name	Position	Age	Director Since
Ezra Dabah	Chairman, President and Chief Executive Officer	70	August 2016
Bart Sichel	Director	59	March 2022
Jill Kronenberg	Director	55	November 2022
Louis G. Schott	Director	58	December 2023

Under the Second Amended and Restated Certificate of Incorporation of the Company, the Board of Directors is classified into three classes of Directors, each to serve for a three-year term until their respective successor(s) is elected and qualified or until their earlier death, resignation, retirement, disqualification or removal.

Board of Directors

The Board of Directors seeks out, and the Board of Directors is comprised of, individuals whose background and experience complement those of other Board members. The Board of Directors, together with biographical information furnished by each of them, are set forth below.

Ezra Dabah

Mr. Dabah’s education and business experience is described above under “Executive Officers”.

Jill Kronenberg

Jill Kronenberg has served as a Director of the Company since November 2022 and is a member of our Audit Committee and Strategy and Alternatives Committee. Ms. Kronenberg is a seasoned executive with over 20 years of merchandising experience in the retail industry. Ms. Kronenberg has served as the President of JSK Associates, an independent advisory and consulting firm specializing in a wide range of merchandising and strategic growth initiatives since 2015. Ms. Kronenberg served as Chief Merchandising Officer of Marc Ecko Enterprises, a multichannel, fashion apparel brand from 2011-2012, overseeing merchandising, marketing, planning, design, and production. Prior to working at Marc Ecko Enterprises, Ms. Kronenberg served as Senior Vice President of Merchandising and General Merchandise Manager for The Children’s Place (NASDAQ: PLCE) from 2006-2008. Prior to joining The Children’s Place, Ms. Kronenberg spent 9 years at Aeropostale, Inc. (ARO) (from 1997-2006) where she was a key member of the executive team responsible for Aeropostale’s rapid growth and initial public offering while serving as Vice President of Merchandising and General Merchandise Manager. During her tenure at Aeropostale, Ms. Kronenberg also led and developed the JIMMY’Z brand and organization, Aeropostale’s California lifestyle concept. Prior to Aeropostale, Ms. Kronenberg served as a buyer for Petrie Retail, Inc. and Caldor Inc. Ms. Kronenberg served on the PA Executive Board of Rodeph Sholom School and as PA President of The Shefa School. She earned her Bachelor of Science in Marketing and Management from the School of Business at the State University of New York at Albany. We have concluded that Ms. Kronenberg is well qualified to serve on our board based on her extensive merchandising and business strategy experience.

Bart Sichel

Bart Sichel, has served as a Director of the Company since March 2022 and is a member of our Audit Committee and Strategy and Alternatives Committee. Mr. Sichel is a proven marketing leader and veteran c-level executive in the retail space. From November 2022 to July 2023, Mr. Sichel served as the Executive Vice President, Chief Marketing and Customer Officer of Bed Bath & Beyond (NASDAQ: BBBY). Prior to that Mr. Sichel has served as the President of bps Captura, an independent advisory and consulting firm to senior corporate leaders, private equity firms, and boards across multiple consumer- facing industries, from October 2019 to November 2022. Since March 2020, he has served as a senior advisor to Banyan Holmdel, in the Fintech industry; since October 2020 he has served as a senior advisor to Impact Analytics, in the merchandising analytics industry, and since September 2020 he has served on the advisory board of Forman Mills, in the retail industry. Mr. Sichel has also served as an adjunct professor at NYU since December 2019. Mr. Sichel previously worked at Burlington Stores (“Burlington”) from 2011 to August 2019, where he served as Executive Vice President and Chief Marketing Officer. He was a key member of the leadership team that turned the business around and launched its initial public offering. At Burlington, Mr. Sichel was responsible for marketing, corporate strategy and the company’s push into e-commerce. Prior to joining Burlington, from 1998 to 2011, Mr. Sichel served as a Principal at McKinsey & Company. He was a leader in McKinsey’s Marketing and Retail practices in North America. Prior to 1998, Mr. Sichel worked in various capacities across consumer facing industries including retail, e-commerce, packaged goods, financial services, and media. Mr. Sichel serves on the national board of directors for The Leukemia & Lymphoma Society. Mr. Sichel holds an M.B.A. from Columbia University and a B.A. from Vassar College. We have concluded that Mr. Sichel is well qualified to serve on our board based upon his extensive marketing, ecommerce, and business strategy experience.

Louis G. Schott

Mr. Schott has over 30 years of legal and business experience, including a strong background in restructuring, mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott’s recent restructuring experience includes restructurings within and outside of bankruptcy and both public, traded on the TSX and NYSE American, and private entities. Mr. Schott has served as Principal of Fides Energy, LLC, an oil and gas, real estate, green energy solutions, insurance, annuities and settlement company, since January 2017. Since January 2020, Mr. Schott has served as a Co-Principal of Insurance Securities and Union Title Guarantee Company, a company in the oil and gas and real estate investment industry. From May 2018 to December 2020, Mr. Schott served as Interim Chief Executive Officer of Camber Energy, Inc. (NYSE American:CEI), an oil and gas exploration company, after serving as a consultant to Camber Energy, Inc., from June 2017 to June 2018. Prior to that, Mr. Schott was the Interim Chief Executive Officer of EnerJex Resources, Inc. (NYSE American:ENRJ)(“EnerJex”), a position which he held from February 2017 to March 2018. As CEO, he led restructuring efforts, cost reductions and the successful completion of a merger between EnerJex and a privately held company (AgEagle Aerial Systems, Inc.).

Mr. Schott was previously General Counsel and Treasurer of TexOak Petro Holdings LLC (“TexOak”) and its subsidiaries including Equal Energy (“Equal”), from 2009 through August 2016, where he actively performed all legal functions, including corporate structure and governance, negotiation of oil and gas acquisitions and divestitures, drafting review and certification of all corporate and financial documents, legal and land due diligence, corporate finance, litigation management, risk management, insurance, corporate policies, and human resource management. At TexOak, Mr. Schott successfully managed two mergers including the merger with Equal, a Canadian public company dually listed on the New York Stock Exchange and the Toronto Stock Exchange and Equal’s subsequent privatization and redomestication. Mr. Schott was also instrumental in working with the CEO and the Board in guiding Petroflow’s predecessor through restructuring and bankruptcy, emerging as a private company with no debt and capital to grow. Prior to joining TexOak’s subsidiary, Petroflow, in 2005, Mr. Schott served in various senior roles with TDC Energy (“TDC”) from 1996 through 2005. Prior to TDC, Mr. Schott was an oil and gas attorney with Liskow & Lewis in New Orleans. Mr. Schott is a graduate of the Tulane University School of Law, the AB Freeman School of Business and Loyola University with a Juris Doctorate and MBA from Tulane and a BBA in Management from Loyola University. Mr. Schott is also a non-practicing unlicensed Certified Public Accountant. We have concluded that Mr. Schott is well qualified to serve on our Board of Directors based upon his legal and business experience, including his background in restructuring, mergers and acquisitions.

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Ezra Dabah. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Dabah possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

The Board believes that this leadership structure best serves the Company and its stockholders at this time. The Board evaluates its structure periodically, as well as when warranted by specific circumstances in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks (The Company’s Audit Committee is described in greater detail below).

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Family Relationships amongst Directors and Officers

There are no family relationships among our directors and executive officers, except that Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, is the son of Ezra Dabah, our Chief Executive Officer and Chairman.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including directors, pursuant to which the officer was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

To our knowledge, none of our executive officers or directors has been involved in any of the following events during the past ten years, except as described under “Business Experience”, above: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Other Directorships

No director of the Company is also a director of an issuer with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Classified board of directors

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

●	the Class I director is Louis G. Schott, and his term will expire at the annual meeting of stockholders to be held in 2025;

●	the Class II directors are Ezra Dabah and Jill Kronenberg, and each of their terms will expire at the annual meeting of stockholders to be held in 2026; and

●	the Class III director is Bart Sichel, and his term will expire at the annual meeting of stockholders to be held in 2024.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws authorize only our board of directors to fill vacancies on our board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Committees of the Board

Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Our Board of Directors currently has two standing committees: an audit committee and a strategy and alternatives committee.

Board Committee Membership

	Independent	Audit Committee	Strategy and Alternatives Committee
Ezra Dabah(1)
Bart Sichel	X	M	C
Jill Kronenberg	X	M	M
Louis G. Schott	X	C	M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

NASDAQ listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Mr. Schott (Chairman), Mr. Sichel and Ms. Kronenberg. Each member of the Audit Committee meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate (as required by Nasdaq rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Schott, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Schott has acquired these attributes as a result of his significant experience serving as an executive officer and on the board of directors of various private and public companies.

The Audit Committee has authority for (1) reviewing the disclosures made by the Chief Executive Officer and the Chief Financial Officer in connection with their required certifications accompanying the Company’s periodic reports to be filed with the SEC, including disclosures to the Audit Committee of (a) significant deficiencies in the design or operation of internal controls, (b) significant changes in internal controls and (c) any fraud involving management or other employees who have a significant role in the Company’s internal controls; (2) reviewing and discussing the Company’s quarterly financial results and related press releases, if any, with management and the independent auditors prior to the release of such information to the public; (3) reviewing with the management the proposed scope and plan for conducting internal audits of Company operations and obtaining reports of significant findings and recommendations, together with management’s corrective action plans; (4) seeking to ensure the corporate audit function has sufficient authority, support and access to Company personnel, facilities and records to carry out its work without restrictions or limitations; (5) reviewing the corporate audit function of the Company, including its charter, plans, activities, staffing and organizational structure; (6) reviewing progress of the internal audit program, key findings and management’s action plans to address findings; (7) periodically reviewing the Company’s policies with respect to legal compliance, conflicts of interest and ethical conduct; (8) seeking to ensure the adequacy of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control or auditing matters, including the confidential submission of complaints by employees regarding such matters; and (9) recommending to the Board any changes in ethics or compliance policies that the Audit Committee deems appropriate. The Committee will also review any issues relating to conflicts of interests and all related party transactions of the Company. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee Charter was filed as Exhibit 99.1 to the Form S-1 Registration Statement filed by the Company with the SEC on October 6, 2021.

Strategy and Alternatives Committee

On November 30, 2023, the Board of Directors formed a Strategy and Alternatives Committee of the Board. The Committee is currently composed of Mr. Sichel (Chairman), Mr. Schott and Ms. Kronenberg.

The role of the Strategy and Alternatives Committee of the Board of Directors of the Company is to evaluate strategic opportunities and alternatives available to the Company in order to create stockholder value, including potential mergers, acquisitions, divestitures and business combinations; dispositions of or exit from existing segments, platforms, or lines of business; acquisitions of businesses; entry into new lines of business; business expansions; joint ventures; and other key strategic transactions outside the ordinary course of the Company’s business. The responsibilities and duties delegated by the Board to the committee are set forth in a Strategy and Alternatives Committee Charter.

Compensation Committee and Nominating and Corporate Governance Committee

The Board does not currently have a Compensation Committee or Nominating and Corporate Governance Committee as under applicable rules of The Nasdaq Capital Market, the Company is not required to have such committees due to the Company’s status as a “controlled company”.

Nominations for Directors

The Board of Directors is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines.

In considering individual director nominees and Board committee appointments, our Board seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Board considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Board takes into account. In evaluating prospective candidates, the Board also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Board believes must be met by a prospective director nominee, the Board does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Board evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Board uses a variety of methods for identifying and evaluating director nominees. The Board also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Board considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Board through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Board and may be considered at any point during the year.

Director Independence

The Board of Directors annually (or upon appointment of a new director) determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with Nasdaq’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Schott, Mr. Sichel and Ms. Kronenberg is an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board of Directors Meetings

During the year ending December 30, 2023, the Board of Directors held five meetings and took various other actions via the unanimous written consent of the board of directors and the audit committee described above. All directors attended the board of directors’ meeting and committee meetings relating to the committees on which each director served during fiscal year 2023 (during the periods which they served as directors). Each Director attended the Company’s 2023 Annual Meeting of Stockholders (during the periods which they served as directors). Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Management and Certain Beneficial Owners”, below, all current Named Executive Officers are beneficial owners of stock of the Company.

Pledging of Shares

We prohibit the pledging of Company securities as collateral for a loan unless the individual has the clear financial capability to repay the loan without resort to the pledged securities, and only with pre-approval.

Insider Trading/Anti-Hedging Policies

All employees, officers and directors of the Company or any of our subsidiaries are subject to our Insider Trading Policy. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also prohibits trading in Company securities during certain pre-established blackout periods around the filing of periodic reports and the public disclosure of material information.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any).

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

Code of Ethics

We have adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees.

The Code of Ethics was filed as Exhibit 14.1 to the Registration Statement on Form S-1 which we filed with the SEC on October 6, 2021.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at kidpik.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

Whistleblower Protection Policy

The Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board.

Controlled Company Exception

Ezra Dabah, our Chief Executive Officer and Chairman, and our principal stockholder, currently controls approximately 66.6% of the voting power of our capital stock (based on shares of common stock outstanding as of April 29, 2024), pursuant to a Voting Agreement (discussed below), pursuant to which Mr. Dabah and his family have formed a voting group, and are therefore a “controlled company” as defined under Nasdaq Marketplace Rules. Although the Nasdaq Listing Rules require that a majority of the board of directors be independent, however, because we are a “controlled company” within the meaning of the Nasdaq Listing Rules, we are permitted to, and have elected to, not be required to comply with this requirement (provided that currently a majority of our board of directors is independent). In addition, as a “controlled company”, we are not required to have a compensation committee or an independent nominating function. Accordingly, our Board of Directors has determined not to have an independent compensation committee or nominating function and to have the Board be directly responsible for compensation and the nominating members of our Board of Directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on the Nasdaq Capital Market, we will be required to comply with these provisions within the applicable transition periods.

If at any time we cease to be a “controlled company” under the Nasdaq rules, the Board of Directors will take all action necessary to comply with the applicable Nasdaq rules, including, subject to permitted “phase-in” periods.

Pursuant to a Voting Agreement entered into on September 1, 2021, Ezra Dabah’s children, Moshe Dabah, who is also our Vice President, Chief Operating Officer and Chief Technology Officer (who holds 29,122 shares of outstanding common stock), Eva Yagoda (who holds 13,420 shares of common stock), Joia Kazam (who holds 13,420 shares of common stock), Chana Rapaport (who holds 13,420 shares of common stock) and Yaacov Dabah (who holds 19,325 shares of common stock); Gila Goodman (who holds 61,196 shares of our common stock), who is the sister of Ezra Dabah and aunt of Moshe Dabah; Isaac Dabah, who is the brother of Ezra Dabah, and uncle of Moshe Dabah and his spouse (who hold 9,394 shares of common stock); GMM Capital LLC, an entity which Isaac Dabah controls (which holds 59,183 shares of common stock); and Sterling Macro Fund, an entity which Isaac Dabah controls (which holds 7,650 shares of common stock), and certain trusts in the names of Mr. Dabah’s children (which in aggregate hold 301,682 shares of common stock), and which are beneficially owned by Mr. Dabah’s wife and mother-in-law, provided complete authority to Ezra Dabah to vote the shares of common stock held by such persons and entities at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of three years, through August 31, 2024, but can be terminated at any time by Mr. Dabah and terminates automatically upon the death of Mr. Dabah. In connection with their entry into the Voting Agreement, each of the other parties thereto provided Mr. Dabah an irrevocable voting proxy to vote the shares covered by the Voting Agreement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us, and certifications provided by each officer and director of the Company, we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 30, 2023 were timely made.

Website Availability of Documents

The charter of the audit committee of the Board identified above is available on our website at www.kidpik.com, under “Investors” – “Governance” – “Governance Documents”. Copies of the committee charter are also available for free upon written request to our Corporate Secretary.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 200 Park Avenue South, 3rd Floor, New York, New York 10003, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Executive Sessions of the Board of Directors

The independent members of our Board of Directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 30, 2023 and December 31, 2022 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the period ended December 30, 2023 and December 31, 2022, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at December 30, 2023 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended		Salary ($)	Bonus ($)	Stock awards ($)(2)	Option awards ($)	All other compensation ($)	Total ($)
Ezra Dabah	2023	(1)	$—	—	—	—	—	$—
Chief Executive Officer	2022	(1)	$—	—	—	—	—	$—

Moshe Dabah	2023		$215,000	—	—	—	—	$215,000
Vice President, Chief Operating Officer, Chief Technology Officer, and Secretary	2022		$215,000	—	—	—	—	$215,000

Adir Katzav(3)	2023		$146,000	—	—	—	—	$146,000
Former Executive Vice President, Former Chief Financial Officer, and Former Treasurer	2022		$260,000	—	—	—	—	$260,000

Jill Pasechnick(3)	2023		$216,498	—	—	—	—	$216,498
Chief Accounting Officer

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, nonqualified deferred compensation, or other compensation, during the periods reported above. Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Note 11 – Equity-Based Compensation” to the audited financial statements included in the 2024 Annual Report. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1) On January 1, 2020 and 2021, we entered into identical management services agreements (the “Management Agreement”) with Nina Footwear. Pursuant to the Management Agreement, the Company engaged Nina Footwear to provide administrative and executive support services to the Company. To date those services have consisted of Mr. Dabah and his sister-in-law, Ms. Nina Miner, the Chief Creative Officer of Nina Footwear. The Management Agreement remains in place until terminated by mutual agreement of the parties. As compensation for providing the services under the Management Agreement, we agreed to pay Nina Footwear 0.75% of our monthly net sales for the years ended December 30, 2023 and December 31, 2022. Management fees amounted to $98,055 and $110,836 for the fiscal years 2023 and 2022, respectively, and are included in general and administrative expenses.

(2) On November 10, 2021, the Company granted restricted stock units evidencing the right to receive 25,400 shares of common stock to each of Mr. Moshe Dabah and Mr. Katzav, which vest in three equal installments (i) 1/3 vested on May 15, 2022; (ii) 1/3 vested on May 15, 2023; and (iii) 1/3 vest on May 15, 2024. All the above grants are subject to continued employment with the Company on each applicable vesting date.

(3) Effective July 7, 2023, Adir Katzav, the Executive Vice President, Chief Financial Officer and Treasurer (and principal financial/accounting officer) of the Company, resigned from all positions he held with the Company, effective as of the close of business on July 21, 2023. On July 7, 2023, the Board of Directors of the Company appointed Jill Pasechnick to serve as the Company’s Chief Accounting Officer, principal financial and principal accounting officer, beginning effective on July 21, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as of December 30, 2023, concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ezra Dabah	—	—	—	—	—	—	—
Moshe Dabah	—	—	—	—	—	8,467	$15,536.95
Jill Pasechnick	2,667	—	—	$42.50	11/10/2026	—	—

*There were no non-equity incentive plan shares or units of stock outstanding as of December 30, 2023, held by any executive officers of the Company, whether or not exercisable, unexercisable or unearned.

(1)	Restricted Stock Unit award vests on May 15, 2024, subject to continued employment with the Company on the applicable vesting date. Restricted Stock Unit award to be settled in shares of common stock.
(2)	Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year ($1.8350) by the number of shares of stock.

Employment Agreements and Key Man Insurance

We have no employment agreements in place with executive officers; however, Mr. Ezra Dabah is compensated by Nina Footwear for services rendered to the Company through the Management Agreement, discussed above under Footnote (1) to the Summary Compensation Table, above.

Notwithstanding the above, the Board of Directors has discretion to award bonuses to our executive officers from time to time, in their discretion, consisting of cash, grants of restricted stock, restricted stock units, options or other equity securities. Additionally, the Board of Directors may increase the salary of any executive officer from time to time in its discretion.

We have no key man insurance on any of our executive officers.

DIRECTORS COMPENSATION

Non-Executive Director Compensation Table

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 30, 2023.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($)#		All Other Compensation ($)	Total ($)
Bart Sichel	$-	$40,090	(3)	$-	$40,090
Jill Kronenberg	$-	$25,058	(4)	$-	$25,058
David Oddi(1)	$-	$2,038		$-	$2,038
Louis G. Schott(2)	$-	$25,012	(5)	$-	$25,012

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation, Option Awards or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

# Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Note 11 – Equity-Based Compensation” to the audited financial statements included in the 2024 Annual Report.

(1) Resigned as a member of the Board of Directors on November 27, 2023.

(2) Appointed as a member of the Board of Directors on December 6, 2023.

(3) On November 30, 2023, the Board of Directors approved the issuance of 18,018 fully-vested shares of common stock to Mr. Sichel in consideration for services rendered to the Board, which were issued on February 27, 2024.

(4) On November 30, 2023, the Board of Directors approved the issuance of 11,262 fully-vested shares of common stock to Ms. Kronenberg in consideration for services rendered to the Board, which were issued on February 27, 2024.

(5) On December 6, 2023, Board of Directors approved the issuance of 12,054 fully-vested shares of common stock to Mr. Schott in consideration for services rendered to the Board, which were issued on February 27, 2024.

Non-Executive Director Compensation Policy

Because we are still in the development stage, our directors do not receive any cash compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company; however, the Board of Directors reserves the right to pay cash consideration to directors from time to time, and/or to grant equity awards to such board members, which may be in the form of options, restricted stock, restricted stock units, or other equity compensation, including fully-vested shares which were granted in 2023 as discussed in the table above. We have no written plan or policy for director compensation.

The Company has also entered into an indemnification agreement with each member of the Board of Directors of the Company.

Potential Payments Upon Termination

Because none of our Named Executive Officers are party to employment agreements with the Company, there are no potential payments to our Named Executive Officers upon the termination of their service with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2024 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The table below is based on a total 1,913,755 shares of our outstanding common stock as of the Date of Determination.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 200 Park Avenue South, 3rd Floor, New York, New York 10003. All of the securities reported below are common stock shares as we do not currently have any other outstanding classes of stock other than our common stock.

Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent of Common Stock
Directors, Named Executive Officers and Executive Officers
Ezra Dabah	1,274,321	(1)(2)	66.6%
Jill Pasechnick	2,667	(3)	*
Moshe Dabah	37,589	(2)(4)	1.9%
Adir Katzav (5)	21,072		1.1%
Bart Sichel	18,018		*
Jill Kronenberg	11,262		*
Louis G. Schott	12,054		*
All executive officer and directors as a group (6 persons)	1,318,322	(1)(2)	67.0%

5% Stockholders
Raine Silverstein (6)	301,682	(7)	15.8%

(1) Includes 50,594 shares of common stock held directly by Mr. Dabah’s wife, Renee Dabah, 33,550 shares of common stock beneficially owned by Renee Dabah as co-trustee of the u/a/d 02/02/1997, Trust FBO Eva Dabah (now Eva Yagoda); 65,490 shares of common stock beneficially owned by Renee Dabah as co-trustee of the u/a/d 02/02/1997, Trust FBO Joia Kazam; 66,966 beneficially owned by Renee Dabah as co-trustee of the u/a/d 02/02/1997, Trust FBO Moshe Dabah; 64,819 beneficially owned by Renee Dabah as co-trustee of the u/a/d 02/02/1997, Trust FBO Chana Dabah (now Chana Rapaport); and 70,858 beneficially owned by Renee Dabah as co-trustee of the u/a/d 02/02/1997, Trust FBO Yaacov Dabah. Does not include 8,467 restricted stock units which vest within 60 days of the Determination Date and are held by Moshe Dabah, as Mr. Ezra Dabah is not provided voting rights for such securities until actual vesting and issuance. Also includes the shares of common stock described in Note (2) below.

(2) Pursuant to a Voting Agreement entered into on September 1, 2021, Ezra Dabah’s children, Moshe Dabah, who is also our Vice President, Chief Operating Officer and Chief Technology Officer (who holds 29,122 shares of outstanding common stock), Eva Yagoda (who holds 13,420 shares of common stock), Joia Kazam (who holds 13,420 shares of common stock), Chana Rapaport (who holds 13,420 shares of common stock) and Yaacov Dabah (who holds 19,325 shares of common stock); Gila Goodman (who holds 61,196 shares of our common stock), who is the sister of Ezra Dabah and aunt of Moshe Dabah; Isaac Dabah, who is the brother of Ezra Dabah, and uncle of Moshe Dabah and his spouse (who hold 9,394 shares of common stock); GMM Capital LLC, an entity which Isaac Dabah controls (which holds 59,183 shares of common stock); and Sterling Macro Fund, an entity which Isaac Dabah controls (which holds 7,650 shares of common stock), and certain trusts in the names of Mr. Dabah’s children (which in aggregate hold 301,682 shares of common stock), and which are beneficially owned by Mr. Dabah’s wife and mother-in-law (see Note 7 below), provided complete authority to Ezra Dabah to vote the shares of common stock held by such persons and entities at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of three years, through August 31, 2024, but can be terminated at any time by Mr. Dabah and terminates automatically upon the death of Mr. Dabah. In connection with their entry into the Voting Agreement, each of the other parties thereto provided Mr. Dabah an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Due to the Voting Agreement, Mr. Dabah is deemed to beneficially own the shares of common stock beneficially owned by Moshe Dabah, Gila Goodman, Isaac Dabah, and each of the trusts described in Note 7 below, and his children, which are included under their own ownership in the table above as well, since such parties retained dispositive control over such securities.

(3) Beneficial ownership includes options to purchase 2,667 shares of common stock with an exercise price of $42.50 per share which expire on November 10, 2026.

(4) Beneficial ownership includes 8,497 shares of unvested restricted stock units, settleable in shares of common stock, which vest on May 15, 2024, subject to the holder’s continued service with the Company through such date.

(5) Former Named Executive Officer who resigned from the Company on July 7, 2023, to be effective July 21, 2023.

(6) Address: c/o 200 Park Ave South, New York NY 10003. Mrs. Silverstein is the mother-in-law of Ezra Dabah.

(7) Includes 33,550 shares of common stock beneficially owned by Raine Silverstein as co-trustee of the u/a/d 02/02/1997, Trust FBO Eva Dabah (now Eva Yagoda); 65,490 shares of common stock beneficially owned by Raine Silverstein as co-trustee of the u/a/d 02/02/1997, Trust FBO Joia Kazam; 66,966 beneficially owned by Raine Silverstein as co-trustee of the u/a/d 02/02/1997, Trust FBO Moshe Dabah; 64,819 beneficially owned by Raine Silverstein as co-trustee of the u/a/d 02/02/1997, Trust FBO Chana Dabah (now Chana Rapaport); and 70,858 beneficially owned by Raine Silverstein as co-trustee of the u/a/d 02/02/1997, Trust FBO Yaacov Dabah.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

However, on March 29, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nina Footwear, and Kidpik Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

Equity Compensation Plan Table

The following table provides certain information as of the end of the fiscal year 2023 with respect to securities that may be issued under the Company’s equity compensation plans, which are comprised of the Kidpik Corp. First Amended and Restated 2021 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)(1)	Weighted-average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	58,600	$42.50	523,610	(2)
Equity compensation plans not approved by security holders	—	—	—
	435,000		2,299,530	(2)

(1)	Not including 8,467 shares of common stock which may be issuable upon vesting of 176,000 outstanding restricted stock units.
(2)	Represents 523,610 shares of the Company’s common stock available for future awards under the 2021 Plan (defined below), as of December 30, 2021. Effective on April 1, 2024, the number of shares available for issuance under the 2021 Plan increased automatically by 95,687 shares, to 768,748 shares.

First Amended and Restated 2021 Equity Compensation Plan

Our then sole director and majority stockholders adopted a 2021 Equity Incentive Plan, on May 9, 2021, which was amended and restated by our then sole director and majority stockholders on September 30, 2021 (as amended and restated, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to our employees, and for the grant of non-statutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSU awards), performance awards and other forms of awards to our employees, directors and consultants and any of our affiliates’ employees and consultants. In making a determination of whether to make an award and the amount of such awards, the Board may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2021 Plan is the sum of (i) 520,000 shares, and (ii) an automatic increase on April 1st of each year commencing on April 1, 2022 and ending on (and including) April 1, 2031, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (B) 300,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock, also known as an “evergreen” provision. Notwithstanding the above, no more than 1,560,000 incentive stock options may be granted pursuant to the terms of the 2021 Plan. The number of shares of common stock available for awards under the 2021 Plan increased automatically on April, 1, 2022, by 76,178 shares, equal to 5% of our outstanding shares of common stock as of January 2, 2022, April 1, 2023, by 76,881 shares, equal to 5% of our outstanding shares of common stock as of December 31, 2022, and April 1, 2024, by 95,687 shares, equal to 5% of our outstanding shares of common stock as of December 30, 2023, and as a result a total of 768,748 shares are currently available for awards under the 2021 Plan, not including awards previously granted, of which 619,298 shares remain available for future awards, when including awards previously granted.

Shares subject to stock awards granted under our 2021 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares will not reduce the number of shares available for issuance under our 2021 Plan. Shares withheld under a stock award to satisfy the exercise, strike or purchase price of a stock award or to satisfy a tax withholding obligation will not reduce the number of shares available for issuance under our 2021 Plan. If any shares of our common stock issued pursuant to a stock award are forfeited back to or repurchased or reacquired by us (i) because of a failure to meet a contingency or condition required for the vesting of such shares; (ii) to satisfy the exercise, strike or purchase price of a stock award; or (iii) to satisfy a tax withholding obligation in connection with a stock award, the shares that are forfeited or repurchased or reacquired will revert to and again become available for issuance under our 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Transactions

Convertible Notes and Conversions

On August 13, 2021 and June 28, 2021, the Company borrowed $100,000 and $25,000, respectively, from u/a/d 02/02/1997, Trust FBO Yaacov Dabah. On June 28, 2021 and August 13, 2021, the Company borrowed $25,000 and $100,000, respectively, from u/a/d 02/02/1997, Trust FBO Chana Dabah. On June 28, 2021, the Company borrowed $25,000, from u/a/d 02/02/1997, Trust FBO Eva Dabah. On June 28, 2021, the Company borrowed $25,000, from u/a/d 02/02/1997, Trust FBO Moshe Dabah (the Company’s Chief Operating and Technology Officer). The trustees of the trusts are Renee Dabah (the wife of Ezra Dabah, our Chief Executive Officer and Chairman) and Raine Silverstein, the mother-in-law of Ezra Dabah. The beneficiaries of the trusts are children of Ezra and Renee Dabah, our Chief Executive Officer and Chairman. The loans were evidenced by unsecured convertible promissory notes. Each of the convertible notes were payable on January 15, 2022, do not accrue interest, and were automatically convertible into shares of the Company’s common stock at a conversion price equal to the per share price of the next equity funding completed by the Company in an amount of at least $2 million and required the repayment of 110% of such convertible note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On August 25, 2021, the parties agreed to amend the previously convertible notes, to remove the conversion rights provided for therein and clarify that no interest accrues on the convertible notes. On December 27, 2021, the Company repaid $100,000 of the outstanding loans.

In September, October and November 2021, the Company borrowed an aggregate of $2,500,000 from Ezra Dabah, who is our Chief Executive Officer and Chairman. The notes are unsecured, noninterest-bearing and the principal was due on January 15, 2022, at the rate of 110% of such note amount upon a sale of the Company (including a change of 50% or more of the voting shares). On December 27, 2021, the Company paid $500,000 of the outstanding loan amounts. On June 2, 2022, the Company paid $150,000 of the outstanding loan amounts.

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

Nina Footwear Transactions

Mr. Ezra Dabah, the Chief Executive Officer, majority stockholder, and Chairman of the Company, is the Chief Executive Officer of Nina Footwear. Mr. Dabah and his family own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear.

We sublease our fulfillment/warehouse center and our office space from Nina Footwear.

The fulfillment center sublease provides us the right to approximately 32,570 square feet of space in Rancho Cucamonga, California. The Company entered into a sub-lease agreement for this fulfillment/warehouse space with Nina Footwear on April 1, 2021. The Company pays 33.3% of Nina Footwear’s fixed monthly rent pursuant to the terms of the agreement ($24,416 per month), with an average monthly rent of $20,742. The sub-lease was to expire on September 30, 2023, but was extended until March 31, 2024. Nina Footwear left the California warehouse at the end of 2023. Beginning in January 2024, the Company is paying the full monthly rent in the California warehouse which amounts to $94,227 per month. On April 1, 2024, the Company entered into a sub-lease agreement with Nina Footwear to occupy approximately 32,570 square feet of space in Hutchinson, Texas through February 1, 2029, unless canceled or terminated pursuant to the sub-lease agreement. The Company will pay Nina Footwear a fixed monthly rent pursuant to the terms of the agreement ($21,587 per month), constituting 26% of the amount paid by Nina Footwear.

The New York corporate office sublease provides us the right to use a portion of the space leased by Nina Footwear (approximately 7,500 square feet of space). The Company will pay a percentage of the related party’s fixed monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259, which we believe is the current market price for such office space in New York City. We use our corporate offices for operating including, product design and development, marketing, technology, customer service and styling and personalization. Prior to the new lease agreement, the New York corporate office was subleased from Nina Footwear, the sublease provides us the right to use a portion of the space leased by Nina Footwear (approximately 7,500 square feet of space), in consideration for $27,500 per month of rental charges.

For fiscal 2023 and 2022, rent amounted to $607,866 and $579,237, respectively, and is included in general and administrative expenses.

In the normal course of business, the Company made purchases from related parties (Nina Footwear) for merchandise and shared services which amounted to ($67,939) and $10,484 for the years ended December 30, 2023 and December 31, 2022, respectively.

On January 1, 2020 and 2021, we entered into identical Management Services Agreements (with each subsequent agreement replacing the prior year’s agreement) with Nina Footwear. Pursuant to the Management Agreement, the Company engaged Nina Footwear to provide administrative and executive support services to the Company. To date the administrative and executive support services have consisted of the services of Mr. Dabah and his sister-in-law, Ms. Nina Miner, the Chief Creative Officer of Nina Footwear. The Management Agreement remains in place until terminated by mutual agreement of the parties. For these services, the Company was to pay a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $98,055 and $110,836 for the fiscal years 2023 and 2022, respectively, and are included in general and administrative expenses.

To date, Mr. Ezra Dabah, has not been paid any consideration from us, and has instead been paid compensation solely by Nina Footwear, which as described above, he serves as Chief Executive Officer of. A portion of such consideration paid by Nina Footwear (which portion has not been specifically allocated), is for services provided by Mr. Dabah to the Company under the Management Agreement.

As of December 30, 2023 and December 31, 2022, there was $1,868,411 and $1,107,665 due to related party (Nina Footwear), respectively.

On March 29, 2024, the Company entered into the Merger Agreement with Nina Footwear, and Merger Sub. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company.

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

Other Related Party Relationships

Yaacov Dabah the son of Ezra Dabah, our Chief Executive Officer, runs the Company’s Amazon Marketplace site. Yaacov Dabah received $69,787 and $115,231 for the years ended December 30, 2023 and December 31, 2022, respectively.

Pursuant to a Voting Agreement entered into on September 1, 2021, Ezra Dabah’s children, Moshe Dabah, who is also our Vice President, Chief Operating Officer and Chief Technology Officer (who holds 29,122 shares of outstanding common stock), Eva Yagoda (who holds 13,420 shares of common stock), Joia Kazam (who holds 13,420 shares of common stock), Chana Rapaport (who holds 13,420 shares of common stock) and Yaacov Dabah (who holds 19,325 shares of common stock); Gila Goodman (who holds 61,196 shares of our common stock), who is the sister of Ezra Dabah and aunt of Moshe Dabah; Isaac Dabah, who is the brother of Ezra Dabah, and uncle of Moshe Dabah and his spouse (who hold 9,394 shares of common stock); GMM Capital LLC, an entity which Isaac Dabah controls (which holds 59,183 shares of common stock); and Sterling Macro Fund, an entity which Isaac Dabah controls (which holds 7,650 shares of common stock), and certain trusts in the names of Mr. Dabah’s children (which in aggregate hold 301,682 shares of common stock), and which are beneficially owned by Mr. Dabah’s wife and mother-in-law, provided complete authority to Ezra Dabah to vote the shares of common stock held by such persons and entities at any and all meetings of stockholders of the Company and via any written consents. The Voting Agreement has a term of three years, through August 31, 2024, but can be terminated at any time by Mr. Dabah and terminates automatically upon the death of Mr. Dabah. In connection with their entry into the Voting Agreement, each of the other parties thereto provided Mr. Dabah an irrevocable voting proxy to vote the shares covered by the Voting Agreement. Due to the Voting Agreement, Mr. Dabah is deemed to beneficially own the shares of common stock beneficially owned by Moshe Dabah, Gila Goodman, Greg Kiernan and Isaac Dabah and each of the trusts beneficially owned by his wife and mother-in-law, and his children.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Review, Approval and Ratification of Related Party Transactions

The Audit Committee reviews related party transactions to determine whether such transactions are fair to the Company and its stockholders. The Audit Committee of the Board of Directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the Board of Directors in place of the Committee.

In addition, our Code of Business Conduct and Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance—Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

In evaluating the independence of each of our directors and director nominees, the Board considers transactions and relationships between each director or nominee, or any member of his or her immediate family, and the Company and its subsidiaries and affiliates. The Board also examines transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and Nasdaq listing standards.

The Board has affirmatively determined that each of Mr. Sichel, Ms. Kronenberg and Mr. Schott, is an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act, and has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Furthermore, the Board has determined that each of the members of our Audit Committee is independent within the meaning of Nasdaq director independence standards applicable to members of such committee, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm

Our independent public accounting firm for the years ended December 30, 2023 and December 31, 2022, was CohnReznick LLP, New York, New York, PCAOB Auditor Firm Id: 596.

As outlined in the table below, we incurred the following fees for the fiscal years ended December 30, 2023 and December 31, 2022 for professional services rendered by CohnReznick LLP for the audit of the Company’s annual financial statements and for audit-related services, and all other services, as applicable.

Type of Fees	2023	2022
Audit Fees (1)	$192,675	$196,350
Audit-Related Fees(2)	$3,750	$1,942
Total	$196,425	$198,292

(1)	Audit fees represent fees for professional services provided by our principal accountant in connection with the audit of our financial statements, the quarterly reviews of financial statements included in our Form 10-Q filings, the reviews of other statutory or regulatory filings and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees for 2022 consisted of fees for professional services rendered in connection with our Form S-3 registration statements.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Charter of the Audit Committee includes an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee is required to review and pre-approve: (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the Audit Committee, which are rendered to the Company by its outside auditors (including fees). The Committee is also required: (i) if required by any applicable law or rule of Nasdaq request from the outside auditors, at least annually, a written report describing: (a) the outside auditors’ internal quality-control procedures; and (b) any material issues raised by the most recent internal quality-control review or peer review of the outside auditors, or by any inquiry or investigation by government or professional authorities, within the preceding five years, with respect to one or more independent audits carried out by the outside auditors, and any steps taken to deal with any such issues; (ii) if required by applicable law or rule of Nasdaq review and discuss with the outside auditors any relationships or services that may impact the objectivity and independence of the outside auditors; and (iii) receive from the independent auditor annually a formal written statement delineating all relationships between the independent auditor and the Company consistent with Independence Standards Board Standard No. 1, as may be modified or supplemented by such other standards as may be set by law or regulation or Nasdaq rules; and discuss with the independent auditor in an active dialogue any such disclosed relationships or services and their impact on the independent auditor’s objectivity and independence and present to the Board its conclusion with respect to the independence of the independent auditor.

After reviewing the foregoing reports and the outside auditors’ work throughout the year, the Audit Committee is required to evaluate the outside auditor’s qualifications, performance and independence. This evaluation is required to include the review and evaluation of the lead partner(s) of the outside auditors. In making its evaluation, the Audit Committee may take into account the opinions of management and the Company’s internal auditors (or other personnel responsible for the internal audit function) and shall take appropriate action in response to the outside auditors’ report and the opinions of those the Audit Committee consults to satisfy itself of the outside auditors’ independence and adequate performance.

The Audit Committee is also required to further consider whether, in order to assure the continuing independence of the outside auditors, there should be regular rotation of the lead audit partner (in addition to what may already be required by law or regulation).

All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2023 and 2022 were approved by the Audit Committee consistent with the policy described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIDPIK CORP.

Date: April 29, 2024	By:	/s/ Ezra Dabah
	Name:	Ezra Dabah
	Title:	President and Chief Executive Officer (Principal Executive Officer)

