Form 10-Q
period 2024-03-30
KIDPIK CORP.
filed 2024-05-14
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Number of shares of registrant’s common stock outstanding as of May 14, 2024: 1,951,638.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the Securities and Exchange Commission on April 10, 2024 (the “2023 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby, and risks that if we do not raise such funding, we may be forced to seek bankruptcy protection and/or liquidate;

●	Our ability to maintain current members and customers and grow our members and customers;

●	Risks associated with our third-party service providers, costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations and other risks associated with the fact that we are not currently manufacturing any new products;

●	Reductions in revenue caused by the Company’s recent warehouse move from California to Texas and delays caused thereby;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	Our ability to compete against competitors which may have greater resources;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with future loan covenants;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

2

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who is not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the Board of Directors’ ability to issue blank check preferred stock;

●	Dilution which will occur upon the closing of the Merger (defined below); costs, fees and expenses, and the timing associated with, the Merger Agreement; the Company’s ability to meet conditions to closing the Merger Agreement; the ability of the parties to the Merger Agreement (defined below) to terminate such agreement, and potential break-fees due in connection therewith; uncertainties while the Merger Agreement is pending; and risks related to the ability of the combined company to recognize the benefits of the Merger;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	March 30, 2024	December 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$10,354	$194,515
Restricted cash	4,618	4,618
Accounts receivable	103,820	211,739
Inventory	4,181,100	4,854,641
Prepaid expenses and other current assets	688,890	761,969
Total current assets	4,988,782	6,027,482

Leasehold improvements and equipment, net	84,561	97,136
Operating lease right-of-use assets	1,686,722	992,396
Total assets	$6,760,065	$7,117,014

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,819,337	$1,862,266
Accounts payable, related party	1,954,699	1,868,411
Accrued expenses and other current liabilities	472,116	438,034
Operating lease liabilities, current	394,521	281,225
Short-term debt and related party loans	1,149,197	850,000
Total current liabilities	5,789,870	5,299,936

Operating lease liabilities, net of current portion	1,368,918	780,244

Total liabilities	7,158,788	6,080,180

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 1,951,638 shares are issued and outstanding as of March 30, 2024, and 1,872,433 shares issued and outstanding on December 30, 2023	1,952	1,872
Additional paid-in capital	52,808,963	52,475,189
Accumulated deficit	(53,209,638)	(51,440,227)
Total stockholders’ (deficit) equity	(398,723)	1,036,834
Total liabilities and stockholders’ (deficit) equity	$6,760,065	$7,117,014

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Revenue, net	$2,239,305	$4,029,478

Cost of goods sold	673,541	1,619,226

Gross profit	1,565,764	2,410,252

Operating expenses
Shipping and handling	781,025	1,189,222
Payroll, related costs and non-cash stock-based compensation	898,559	1,111,101
General and administrative	1,611,816	2,024,562
Depreciation and amortization	12,575	10,689

Total operating expenses	3,303,975	4,335,574

Operating loss	(1,738,211)	(1,925,322)

Other expenses
Interest expense	31,200	25,190

Total other expenses	31,200	25,190

Net loss	$(1,769,411)	$(1,950,512)

Net loss per share attributable to common stockholders:
Basic	$(0.94)	$(1.27)
Diluted	$(0.94)	$(1.27)
Weighted average common shares outstanding
Basic	1,890,794	1,537,639
Diluted	1,890,794	1,537,639

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the 13 Weeks Ended March 30, 2024 and April 1, 2023

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2022	1,537,639	$1,537	-	$-	$50,282,662	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476

Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	1,537,639	$1,537	-	$-	$50,550,138	$(43,484,957)	$7,066,718

Balance, December 30, 2023	1,872,433	$1,872	-	$-	$52,475,189	$(51,440,227)	$1,036,834

Issuance of Common Stock	79,205	80	-	-	(80)	-	-

Equity-based compensation	-	-	-	-	333,854	-	333,854

Net loss	-	-	-	-	-	(1,769,411)	(1,769,411)

Balance, March 30, 2024	1,951,638	$1,952	-	$-	$52,808,963	$(53,209,638)	$(398,723)

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities

Net loss	$(1,769,411)	$(1,950,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,575	10,689
Equity-based compensation	333,854	267,476
Bad debt expense	19,684	80,153
Changes in operating assets and liabilities:
Accounts receivable	88,235	63,597
Inventory	673,541	1,515,014
Prepaid expenses and other current assets	73,079	137,521
Operating lease right-of-use assets and liabilities	7,644	13,217
Accounts payable	(42,929)	(436,759)
Accounts payable, related parties	86,288	230,382
Accrued expenses and other current liabilities	34,082	(191,466)
Net cash used in operating activities	(483,358)	(260,688)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	-	(75,238)
Net cash used in investing activities	-	(75,238)

Cash flows from financing activities
Net proceeds from advance payable	214,197
Net proceeds from related party loan	85,000	-
Net cash provided by financing activities	299,197	-
Net decrease in cash and restricted cash	(184,161)	(335,926)

Cash and restricted cash, beginning of period	199,133	605,213
Cash and restricted cash, end of period	$14,972	$269,287

Reconciliation of cash and restricted cash:
Cash	$10,354	$264,669
Restricted cash	4,618	4,618
	$14,972	$269,287
Supplemental disclosure of cash flow data:
Interest paid	$3,760	$-
Supplemental disclosure of non-cash investing and financing activities:
Record right-of-use asset and operating lease liabilities	$768,756	$-

The accompanying notes are an integral part to these condensed interim financial statements.

Kidpik Corp.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS

Kidpik Corp. (the “Company”, “kidpik”, “we”, “our” or “us”) was incorporated on April 16, 2015, under the laws of Delaware. The Company is a subscription-based e-commerce business geared toward kid products for girls’ and boys’ apparel, footwear, and accessories. The Company serves its customers through the clothing subscription box business, its retail website, www.kidpik.com, and third-party websites. The Company commenced operations in March 2016 and its executive office is located in New York.

On March 29, 2024, Kidpik and Nina Footwear Corp. (“Nina Footwear”), a private company operating a brand specializing in women’s and kids dress shoes and accessories for special occasions, entered into a definitive merger agreement. Mr. Ezra Dabah, the Company’s Chief Executive Officer and Chairman and his children (including Moshe Dabah, the Company’s Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary) own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. The Board of Directors of both companies have approved the all-stock transaction. The combined company will operate as Nina Holdings Corp., with the transactions anticipated to close in the third quarter of 2024. As a result of the transaction, the stockholders of Nina Footwear will receive 80% of the outstanding stock of the combined company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting: The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on April 10, 2024 (the “Form 10-K”).

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended March 30, 2024 and April 1, 2023, consist of 13 weeks. These quarters are referred to herein as the first quarter of “2024” and “2023”, respectively.

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

Emerging growth company: The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards.

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

Accounting standards issued but not yet adopted: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280.

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

Revenue recognition: The Company recognizes revenue from three sources: its subscription box sales, kidpik’s online website sales, and third-party website sales. Revenue is gross billings net of promotional discounts, actual customer credits and refunds, as well as customer credits and refunds expected to be issued, and sales tax. Customers are charged for subscription merchandise which is not returned, or which is accepted, and are charged for general merchandise (non-subscription) when they purchase such merchandise. Customers can receive a refund on returned merchandise for which return shipping is a cost to the Company.

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

Revenue from online website sales, which includes sales from our and third-party websites (currently Amazon and Walmart), are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon time of order.

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

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. The Company recorded a reserve in the fourth quarter of 2023 of approximately $2.9 million.

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

The Company has no unrecognized tax benefits at March 30, 2024 and December 30, 2023. The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

NOTE 3: LIQUIDITY AND GOING CONCERN

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $53,209,638 as of March 30, 2024. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

To support the Company’s existing operations, the Company must have sufficient capital to continue to make investments and fund operations.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. To manage operating cash flows in the near term, the Company has ceased purchasing new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, the Company’s Chief Executive Officer, and Nina Footwear. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: INVENTORY

Inventory consists of the following:

	March 30, 2024	December 30, 2023
	(unaudited)
Finished goods	$4,181,100	$4,854,641
Total	$4,181,100	$4,854,641

NOTE 5: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	March 30, 2024	December 30, 2023
	(unaudited)
Computer equipment	$120,459	$120,459
Furniture and fixtures	185,290	185,290
Leasehold improvements	139,121	139,121
Machinery and equipment	32,666	32,666
Total cost	477,536	477,536
Accumulated depreciation	(392,975)	(380,400)
Leasehold improvements and equipment, net	$84,561	$97,136

Depreciation expense amounted to $12,575 and $10,689 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.

NOTE 6: LEASES

The Company entered into a sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company able to terminate said lease with 15 days’ notice. As of March 30, 2024, the Company terminated the month-to-month agreement, with the minimum lease payments amounting to $282,680 for the 13 weeks ended March 30, 2024.

The Company entered into a new sub-lease agreement for warehouse space from related party, Nina Footwear, on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029, with an average monthly rent of $18,534.

On June 27, 2022, the Company together with a related party, entered into a new agreement to extend the lease agreement with a third party for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259.

The discount rate used in the calculation of the lease liability ranged from 7% - 14%, which is based on our estimate of the rate of interest that we could have to pay to borrow on collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

As of March 30, 2024, the remaining lease term on the corporate lease was 3.1 years and incremental borrowing rate was 7.00%.

As of March 30, 2024, the remaining lease term on the warehouse lease was 4.8 years and the incremental borrowing rate was 13.6%.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of March 30, 2024:

March 30, 2024
Assets
Operating lease right-of-use assets, net	$1,686,722

Liabilities
Operating lease liabilities – current	$394,521
Operating lease liabilities – non-current	1,368,918
Total Lease Liabilities	$1,763,439

The maturities of our operating lease liabilities as of March 30, 2024, are as follows:

Maturity of Operating Lease Liabilities
2024	$411,988
2025	564,798
2026	583,819
2027	348,454
2028	233,634
2029	19,532
Total lease payments	2,162,225
Less: imputed interest	(398,785)
Present value of lease liabilities	$1,763,439

NOTE 7: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties for merchandise and shared services which amounted to ($43,200) and $12,591 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. The negative amount for the 13 weeks ended March 30, 2024, was the result of a chargeback to the related party that exceeded the expenses charged to the Company.

A related party performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections. Management fees amounted to $16,859 and $28,990 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $9,814 and $19,323 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. The consulting fees for this service are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company terminating the lease on March 30, 2024.

The Company entered into a new sub-lease agreement for warehouse space from related party on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029.

For the 13 weeks ended March 30, 2024 and April 1, 2023, related party office rent amounted to $84,975 and $63,702, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

As of March 30, 2024 and December 30, 2023, there was $1,954,699 and $1,868,411 due to related party, respectively.

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

During March 2024, Mr. Dabah loaned the Company $85,000, of which $35,000 was repaid in April 2024. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

On February 7, 2024, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $240,000, to be used for operating expenses. In accordance with the agreement, the Company agreed to repay $271,200, plus interest, in daily payments equaling 17% of funds from transactions associated with the Company’s Shopify Services account. The loan has an 18-month term from the effective date, and bears an interest rate of 15.61% per annum.

NOTE 9: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks ended March 30, 2024 and April 1, 2023. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks ended March 30, 2024 does not include 27,000 stock options and 8,467 restricted stock units as their effect was anti-dilutive.

	March 30, 2024	April 1, 2023
Net loss	$(1,769,411)	$(1,950,512)
Weighted Average Shares – Basic	1,890,794	1,537,639
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares – Diluted	1,890,794	1,537,639
Basic net loss per share	(0.94)	(1.27)
Diluted net loss per share	(0.94)	(1.27)

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

On February 20, 2024, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-5 (the “Reverse Stock Split”). On March 4, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to affect the Reverse Stock Split.

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

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 96,000 shares of our common stock at an exercise price of $42.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 50,800 restricted stock units, to certain executive officers; and (c) 2,000 restricted stock units (“RSU”) to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; and (ii) 1/3 on May 15, 2023; and continue to vest (to the extent not forfeited) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 17,600 restricted stock units were vested of which 14,072 common stock shares were issued and 3,528 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 17,600 restricted stock units were vested of which 16,304 common stock shares were issued and 1,296 were forfeited and cancelled to settle tax liability on the vested shares. On July 21, 2023, 8,467 restricted stock units were vested of which 7,730 shares were issued and 737 were forfeited and cancelled to settle tax liability on the vested shares, in connection with a separation agreement entered into with the Company’s former Chief Financial Officer.

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

The fair value of each option we issued–on November 10, 2021 was $15.80. The weighted average assumptions used included a risk-free interest rate of 0.88%, an expected stock price volatility factor of 52.4% and a dividend rate of 0%. The fair value of each restricted stock unit (“RSU”) we issued on November 10, 2021 was $42.50.

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 30, 2023	34,800	$42.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(7,800)	-
Unvested options as of March 30, 2024	27,000	$42.50

As of March 30, 2024, there was approximately $0.6 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted average service period of 0.4 years. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks ended March 30, 2024 and April 1, 2023, was $333,854 and $267,476, respectively, and is included as part of payroll expense.

NOTE 12: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 weeks ended March 30, 2024 and April 1, 2023, no inventory had been purchased.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 13: REVENUE, NET

	March 30, 2024	April 1, 2023
Revenue by channel
Subscription boxes	$1,516,665	$2,971,567
3rd party websites	258,900	436,298
Online website sales	463,740	621,613
Total revenue	$2,239,305	$4,029,478

NOTE 14: SUBSEQUENT EVENTS

On April 18, 2024, the Company entered into a $346,000 Promissory Note (the “Nina Footwear Note”), with Nina Footwear, with whom the Company is party to a March 29, 2024, Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with Nina Footwear, and Kidpik Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as previously disclosed. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company (the “Merger”). The closing of the merger is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the third quarter of 2024.

The Nina Footwear Note in the principal amount of $346,000, does not accrue interest and accrues interest of 5% per annum upon the occurrence of an event of default; with weekly payments of principal and interest in the amount of $14,605, due each week beginning with the week ended April 26, 2024, until the earlier of, the maturity date of such note, the payment in full thereof, or the closing of the Merger, where the Nina Footwear Note is expected to be forgiven by Nina Footwear. The Nina Footwear Note is due upon the earlier of October 31, 2024, and upon acceleration by Nina Footwear pursuant to the terms thereof.

The Nina Footwear Note includes customary events of default, and allows Nina Footwear the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

Upon our entry into the Nina Footwear Note, Nina Footwear loaned us $346,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes to those financial statements for the fiscal year ended December 30, 2023, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 10, 2024 (the “2023 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 28, 2024 and December 30, 2023, are 52-week years and referred to herein as fiscal “2024” and “2023”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the first quarter of fiscal 2024 and the first quarter of fiscal 2023, refer to the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended March 30, 2024 and April 1, 2023, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed interim financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview.

●	Recent Events.

●	Key Performance Indicators.

●	Factors Affecting Our Future Performance.

●	Components of Results of Operations.

●	Results of Operations.

●	Liquidity and Capital Resources.

●	Critical Accounting Estimates.

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

Staying ahead in an emerging industry requires constant innovation in product and services. After launching our girls’ subscription boxes for sizes 4-14 in 2016. We expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes. During the second quarter of 2022, we introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on third-party websites.

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

As of the date of the filing of this Report, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

Recent Events

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

Merger Agreement

On March 29, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization with Nina Footwear Corp., a Delaware corporation (“Nina Footwear”), a brand specializing in women’s footwear, particularly in dress shoes and accessories for special occasions, and Kidpik Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

Mr. Dabah and his children own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear. There are also a number of related party transactions between Nina Footwear and the Company. Mr. Dabah and his family will continue to control approximately 76.8% of the combined company’s voting shares following the closing of the Merger (the “Closing”).

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

Warehouse Move From California to Texas

In March 2024, we moved our warehouse from California to Texas. As a result of such change in warehouse location, all of our California employees resigned and we were forced to hire and train new employees in Texas. As a result of such warehouse move, we were unable to ship products or process returns for the second half of March and the majority of April. The move in warehouse location from California to Texas was costly, used management resources, and significantly affected sales for March and April 2024, which were paused while merchandise was shipped from California to Texas and the Texas warehouse was brought online. Furthermore, we may lose customers who were not satisfied with the long shipping and return terms associated with the move. It will cost us additional money to continue to train new employees, and our new employees may not be as productive as older employees, which may increase expenses and decrease margins. If we are unable to adequately staff our new warehouse and any future warehouse(s) or if the cost of such staffing is higher than historical or projected costs, our margins may be negatively affected. In addition, warehousing comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

Our revenues and margins were significantly negatively affected by the move in our warehouse from California to Texas in March and April 2024, and may be further affected throughout the remainder of 2024 as we ramp our warehouse operations up following the move.

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

Gross Margin

	For the 13 weeks ended
	March 30, 2024	April 1, 2023

Gross margin	69.9%	59.8%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returns from customers, inventory write-offs, and other miscellaneous shrinkage. The improvement in the gross margin was the result of an inventory write-down in the fourth quarter of 2023. Without the reduction of the cost basis due to the write-down, gross margin would be 53.5% for the 13 weeks ended March 30, 2024.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks Ended
	March 30, 2024	April 1, 2023
Net loss	$(1,769,411)	$(1,950,512)
Add:
Interest expense	31,200	25,190
Depreciation and amortization	12,575	10,689
Equity-based compensation	333,854	267,476

Adjusted EBITDA	$(1,391,782)	$(1,647,157)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, Amazon and online website sales.

	For the 13 weeks ended
	(In thousands)
	March 30, 2024	April 1, 2023

Shipped Items	195	340

We believe the decreases in shipped items for the first quarter of 2024 versus the same periods in 2023, as shown in the table above, were driven by a decrease in subscription boxes sales as a result of a lower customer base and a smaller number of new customers being acquired during 2024, in comparison to 2023. Also contributing is the move of our warehouse to Texas from California, which resulted in the Company not shipping any merchandise during the month of March 2024.

Average Shipment Keep Rate

	For the 13 weeks ended
	March 30, 2024	April 1, 2023

Average Shipment Keep Rate	78.2%	68.1%

Average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period. Part of the increase for 2024 is due to the proportionally higher online sales, which traditionally has lower return rates versus subscription box sales, as well as the warehouse move to Texas which resulted in the Company not processing any returns during the month of March 2024.

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

Shipping and Handling

Shipping and handling include the costs of shipping merchandise to our customers, and back to us, as well as the cost of fulfillment and return processing, and the materials used for packing.

Payroll and Related Expenses

Payroll and related expenses represent employee salaries, taxes, benefits, share-based compensation, and fees to our payroll provider.

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

Results of Operations

Comparison of the 13 weeks ended March 30, 2024 and April 1, 2023

Revenue

Our revenue for the 13 weeks ended March 30, 2024, decreased by 44.4% to $2,239,305, compared to $4,029,478 for the 13 weeks ended April 1, 2023, a decrease of $1,790,173 from the prior period. Subscription box revenue decreased $1,454,902, because of a reduction in new subscribers, due to the elimination of marketing expenditures to convert customers into subscribers. Third-party websites sales decreased by $177,398, as well as a decrease in online website sales of $157,873. The revenue breakdown by sales channel for the 13 weeks ended March 30, 2024 and April 1, 2023, is summarized in the table below:

	13 weeks ended March 30, 2024	13 weeks ended April 1, 2023	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$1,516,665	$2,971,567	$(1,454,902)	(49.0)%
Third-party websites	258,900	436,298	(177,398)	(40.7)%
Online website sales	463,740	621,613	(157,873)	(25.4)%
Total revenue	$2,239,305	$4,029,478	$(1,790,173)	(44.4)%

The revenue from subscription boxes for the 13 weeks ended March 30, 2024 and April 1, 2023, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	13 weeks ended March 30, 2024	13 weeks ended April 1, 2023	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$1,451,448	$2,401,026	$(949,578)	(39.5)%
New subscriptions – first box	65,217	570,541	(505,324)	(88.6)%
Total subscription boxes revenue	$1,516,665	$2,971,567	$(1,454,902)	(49.0)%

The decrease in revenue for the 13 weeks ended March 30, 2024 was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased as a result of a reduction in new subscribers, which was the result of the Company’s elimination of marketing expenditures to convert customers to subscribers. The revenue breakdown by product line for the 13 weeks ended March 30, 2024 and April 1, 2023 is summarized in the table below:

	13 weeks ended March 30, 2024	13 weeks ended April 1, 2023	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$1,675,217	$3,047,756	$(1,372,539)	(45.0)%
Boys’ apparel	486,995	787,159	(300,164)	(38.1)%
Toddlers’ apparel	77,093	194,563	(117,470)	(60.4)%
Total revenue	$2,239,305	$4,029,478	$(1,790,173)	(44.4)%

The number of items shipped to our customers decreased by 42.6%, from approximately 340,000 for the 13 weeks ended April 1, 2023, to approximately 195,000 for the 13 weeks ended March 30, 2024, due to the Company’s elimination of marketing expenditures to convert customers to subscribers, along with the warehouse closure for the second half of March 2024, due to the Company moving facilities to Texas. The average shipment keep rate increased to 78.2% in the 13 weeks ended March 30, 2024, compared to 68.1% in the 13 weeks ended April 1, 2023, as discussed above.

Cost of Goods Sold

Our cost of goods sold decreased by 58.4% to $673,541 for the 13 weeks ended March 30, 2024, compared to $1,619,226 for the 13 weeks ended April 1, 2023, a decrease of $945,685.

The decrease in cost of goods sold for the 13 weeks ended March 30, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our subscription box sales. The Company recorded a write-down of inventory in the fourth Quarter of 2023 of approximately $2.9 million, thus reducing the cost basis of future sales.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $1,565,764 for the 13 weeks ended March 30, 2024, compared to gross profit of $2,410,252 for the 13 weeks ended April 1, 2023. The decrease in gross profit for the 13 weeks ended March 30, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our subscription box sales driven by the elimination of marketing expenditures to convert customers to subscribers.

Gross profit as a percentage of revenue was 69.9% for the 13 weeks ended March 30, 2024, compared to 59.8% for the 13 weeks ended April 1, 2023. Without the reduction of cost basis due to the write-down recorded in the fourth quarter, gross margin would be 53.5% for the 13 weeks ended March 30, 2024.

Operating Expenses

Our operating expenses for the 13 weeks ended March 30, 2024 and April 1, 2023, are summarized in the table below:

	13 weeks ended March 30, 2024	13 weeks ended April 1, 2023	Change ($)	Change (%)
Expenses
Shipping and handling	$781,025	$1,189,222	$(408,197)	(34.3)%
Payroll, related costs and equity-based compensation	898,559	1,111,101	(212,542)	(19.1)%
General and administrative	1,611,816	2,024,562	(412,746)	(20.4)%
Depreciation and amortization	12,575	10,689	1,886	17.6%
Total expenses	$3,303,975	$4,335,574	$(1,031,599)	(23.8)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended March 30, 2024, decreased by $1,031,599 or 23.8% to $3,303,975, compared to $4,335,574 for the 13 weeks ended April 1, 2023. This decrease was mainly a result of (i) a $412,746 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to the elimination of spending for the attempted conversion of customers to subscribers and bad debt expense and franchise tax fees, offset by an increase in costs related to the move of the California warehouse to Texas, (ii) a decrease in payroll and related costs of $212,542, due to a decrease in non-cash, equity-based compensation and lower headcount related to cost reductions, and (iii) a $408,197 decrease in shipping and handling which is the direct result of a decrease in sales.

Loss from Operations

Loss from operations decreased from $1,925,322 for the 13 weeks ended April 1, 2023, to $1,738,211 for the 13 weeks ended March 30, 2024. The decrease in loss from operations was largely due to a decrease in expenses and cost of goods sold, each as discussed above, offset by the decrease in revenues discussed above.

Other Expenses (Income)

For the 13 weeks ended March 30, 2024 and April 1, 2023, total other expenses, consisting solely of interest expense was $31,200 and $25,190, respectively.

Net Loss

We had a net loss of $1,769,411 for the 13 weeks ended March 30, 2024, compared to a net loss of $1,950,512 for the 13 weeks ended April 1, 2023, a decrease in net loss of $181,101 or 9.3%. The decrease in net loss was primarily due to a decrease in expenses and cost of goods sold, each as discussed above, offset by the decrease in revenues discussed above.

Liquidity and Capital Resources

	March 30, 2024	December 30, 2023	Change ($)	Change (%)
Cash and restricted cash	$14,972	$199,133	$(184,161)	(92.5)%
Working capital (deficit)	$(801,088)	$727,546	$(1,536,063)	(211.1)%
Short-term debt and related loans	$1,149,197	$850,000	$299,197	35.2%

On March 30, 2024, we had $14,972 of cash on hand (including restricted cash of $4,618), compared to $199,133 of cash on hand at December 30, 2023 (including restricted cash of $4,618).

As of March 30, 2024, the Company had total current liabilities of $5,789,870, consisting mainly of accounts payable of $1,819,337, accounts payable to related party of $1,954,699, accrued expenses of $472,116, operating lease liability of $394,521 and short-term debt from related party of $1,149,197 (discussed below).

As of March 30, 2024, we had $4,988,782 in total current assets, a working capital (deficit) of $801,088 and a total accumulated deficit of $53,209,638.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $850,000, been converted into equity as of March 30, 2024), notes payable including from Nina Footwear Corp. which is 86.36% owned by Ezra Dabah and his family, including Moshe Dabah, our Vice President, Chief Operating Officer and Chief Technology Officer, for which entity Ezra Dabah serves as Chief Executive Officer and as a member of the Board of Directors of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements (which have since been terminated), as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we have relied on the funds raised in the IPO, as well as revenue generated through our operations, and funds loaned to us by Mr. Dabah and Nina Footwear, to support our operations.

On April 16, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 30, 2023 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Form 10-K, the Company reported stockholders’ equity of $1,036,834, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Report, the Company does not have stockholders’ equity greater than $2.5 million and does meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq has given the Company until May 31, 2024 to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of Nasdaq’s letter to evidence compliance.

The Company expects that it will be in compliance with Nasdaq’s minimum stockholders’ equity requirement upon the closing of the Merger, which closing is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the third quarter of 2024.

In addition to the Merger Agreement, the Company is currently evaluating various other courses of action to regain compliance, and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. The Company believes it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance within 180 days from the date of Nasdaq’s letter, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Cash Flows

	13 weeks ended March 30, 2024	13 weeks ended April 1, 2023
Cash (used in) provided by:
Operating activities	$(483,358)	$(260,688)
Investing activities	-	(75,238)
Financing activities	299,197	-
Net decrease in cash	$(184,161)	$(335,926)

Net cash used in operating activities increased to $483,358 for the 13 weeks ended March 30, 2024, compared to $260,688 for the 13 weeks ended April 1, 2023. The increase in our cash used in operating activities was primarily due to an increase in the changes in operating assets and liabilities of $411,565, offset by a decrease in non-cash adjustments of $7,794 and a decrease in net loss of $181,101.

We had no net cash used in investing activities for the 13 weeks ended March 30, 2024, compared to $75,238 of net cash used in investing activities for the 13 weeks ended April 1, 2023, which was solely due to the purchase of leasehold improvements and equipment.

We had $299,197 of net cash proceeds in financing activities for the 13 weeks ended March 30, 2024, which was solely due to net proceeds from a note payable from Nina Footwear Corp. as described above, compared to no net cash used in financing activities for the 13 weeks ended April 1, 2024.

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

As of March 30, 2024 and December 30, 2023, there was $1,954,699 and $1,868,411 due to related party (Nina Footwear), respectively.

During March 2024, Mr. Dabah loaned the Company $85,000, of which $35,000 was repaid in April 2024. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

On April 18, 2024, the Company entered into a $346,000 Promissory Note (the “Nina Footwear Note”), with Nina Footwear. The Nina Footwear Note in the principal amount of $346,000, does not accrue interest and accrues interest of 5% per annum upon the occurrence of an event of default; with weekly payments of principal and interest in the amount of $14,605, due each week beginning with the week ended April 26, 2024, until the earlier of, the maturity date of such note, the payment in full thereof, or the closing of the Merger, where the Nina Footwear note is expected to be forgiven by Nina Footwear. The Nina Footwear Note is due upon the earlier of October 31, 2024, and upon acceleration by Nina Footwear pursuant to the terms thereof.

The note includes customary events of default, and allows Nina Footwear the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

Need for Future Funding; Review of Strategic Alternatives

As discussed above, we are not currently purchasing any new products as we work to clear our current inventory. We expect to continue to generate net losses for the foreseeable future. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. Future financing options which may be available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, our Chief Executive Officer and Nina Footwear. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, enter into bankruptcy and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2023 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2023 Annual Report. During the 13 weeks ended March 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended March 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2023 Annual Report, except as set forth below. You should carefully consider such factors in the 2023 Annual Report, and below, which could materially affect our business, financial condition or future results. The risks described in the 2023 Annual Report and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There is substantial doubt about our ability to continue as a going concern and we will need additional capital which may not be available on favorable terms, if at all.

We have experienced net losses in each year since our inception. We had accumulated deficits of $53,209,638 and $51,440,227 as of March 30, 2024 and December 30, 2023, respectively. For the 13 weeks ended March 30, 2024 and April 1, 2023, we incurred net losses of $1,769,411 and $1,950,512, respectively. On March 30, 2023, we had $14,972 of cash on hand (including restricted cash of $4,618), $4,988,782 in total current assets, $5,789,870 in total current liabilities, and a working capital deficit of $801,088. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company has stopped purchasing new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, our Chief Executive Officer and Nina Footwear. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, seek bankruptcy protection and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue, or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

There is no guarantee that our common stock will continue to trade on the NASDAQ Capital Market.

Our common stock is currently listed on Nasdaq under the symbol “PIK”. There is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time. Among the conditions required for continued listing on Nasdaq, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we currently have the ability to take advantage of and currently take advantage of), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share, which we have not maintained from time to time in the past.

On April 16, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 30, 2023 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Form 10-K, the Company reported stockholders’ equity of $1,036,834, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1), and our stockholders’ equity as of March 30, 2024, continued to be below $2.5 million. Additionally, as of the date of this Report, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq has given the Company until May 31, 2024 to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of Nasdaq’s letter to evidence compliance.

The Company expects that it will be in compliance with Nasdaq’s minimum stockholders’ equity requirement upon the closing of the Merger, which closing is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the third quarter of 2024.

In addition to the Merger Agreement, the Company is currently evaluating various other courses of action to regain compliance, and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. The Company believes it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance within 180 days from the date of Nasdaq’s letter, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Our move to a new warehouse space in Texas were costly, resulted in an interruption of our operations, adversely affected sales and could affect customer satisfaction and future warehouse moves could be costly, result in an interruption of our operations and/or affect sales and customer satisfaction.

In March 2024, we moved our warehouse from California to Texas. As a result of such change in warehouse location, all of our California employees resigned and we were forced to hire and train new employees in Texas. As a result of such warehouse move, we were unable to ship products or process returns for the second half of March and the majority of April. The move in warehouse location from California to Texas was costly, used management resources, and significantly affected sales for March and April 2024, which were paused while merchandise was shipped from California to Texas and the Texas warehouse was brought online. Furthermore, we may lose customers who were not satisfied with the long shipping and return terms associated with the move. It will cost us additional money to continue to train new employees, and our new employees may not be as productive as older employees, which may increase expenses and decrease margins.

Future moves, if any may require us to expend additional amounts on expenses, result in an increase in our operating expenses, interruptions in our business activities, and decreased revenues. All of the above has in the past and could in the future, have a material adverse effect on the value of our securities.

Separately, if we are unable to adequately staff our new warehouse and any future warehouse(s) or if the cost of such staffing is higher than historical or projected costs, our margins may be negatively affected. In addition, warehousing comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

Our revenues and margins were significantly negatively affected by the move in our warehouse from California to Texas in March and April 2024, and may be further affected throughout the remainder of 2024 as we ramp our warehouse operations up following the move.

Risks Related to the Transactions Contemplated by the Merger Agreement

The number of shares of common stock issuable pursuant to the Merger Agreement will cause significant dilution to existing stockholders.

Pursuant to the Merger Agreement, upon the Closing of the Merger, the stockholders of Nina Footwear are expected to collectively own approximately 80% of the Company’s then outstanding shares of common stock. As a result, the total shares of common stock issuable upon closing of the Merger Agreement will cause significant dilution to existing stockholders. Additionally, the Nina Footwear stockholders will be issued more shares of common stock of the Company if the outstanding shares of common stock of the Company increase prior to Closing. Specifically, for each one share of common stock of the Company issued prior to Closing, the Nina Footwear stockholders will be issued four additional shares of common stock. As a result, if the Company issues any equity compensation, sells any shares in any offerings, or otherwise issues any shares of common stock prior to Closing, the Nina Footwear stockholders will receive additional shares of common stock (compared to the number of shares of common stock due as of the date of this Report), so that they will retain their 80% post-Closing ownership of the Company. Such additional issuances will in turn cause significant dilution to then stockholders of the Company.

The number of shares of common stock that will be issuable in the Merger Agreement are not adjustable based on the market price of the Company’s common stock, so the shares issued at the closing may have a greater or lesser value than the market price at the time the Merger Agreement was signed.

The number of shares of common stock issuable at the closing of the Merger Agreement is not fixed, but is also not based on the trading price of the Company’s common stock. If the Company issues any shares of common stock prior to the closing of the Merger the number of shares of common stock issuable to the Nina Stockholders pursuant to the Merger will increase proportionally such that at Closing of the Merger the Nina Stockholders will hold 80% of the Company’s then outstanding shares of common stock. However, any changes in the market price of the Company’s common stock before the closing will not affect the number of shares the Nina Stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the closing, the market price of the Company’s common stock declines from the market price on the date of the Merger, then the Nina Stockholders could receive consideration with a substantially lower value. Similarly, if before the completion of the Merger, the market price of the Company’s common stock increases from the market price on the date of the Merger Agreement, then the Nina Stockholders could receive consideration with substantially more value for their shares of Nina Footwear than was the case upon the parties’ initial entry into the Merger Agreement, on which last trading day prior to such date, the Company’s common stock closed at $4.57 per share. The Merger Agreement does not include a price-based termination right.

The Company’s stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger.

Pursuant to the Merger, following the closing of the Merger, the Nina Stockholders are expected to collectively own 80% of the Company’s then outstanding shares of common stock, with the Company’s current stockholders holding 20% of the Company’s then outstanding shares of common stock. Mr. Dabah and his children own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear. Mr. Dabah and his family will continue to control approximately 76.8% of the combined company’s voting shares following the closing of the Merger. Consequently, the Company’s stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company, and Mr. Dabah’s beneficial ownership of the Company, and therefore control over the Company, will increase significantly as a result of the Merger.

The consummation of the Merger will increase the voting rights of Ezra Dabah, our Chief Executive Officer and Director.

Due to the significant number of shares issuable at the closing of the Merger, the percentage ownership of Mr. Ezra Dabah, will increase his beneficial ownership in the Company from 66.6% as of the date of this Report, to approximately 76.8% as of the closing date of the Merger, and Mr. Dabah will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares will be minority stockholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove the directors appointed by Mr. Dabah, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that their shares, and their voting of such shares, will likely have little effect on the outcome of corporate decisions.

The Merger Agreement contains provisions that may discourage other companies from trying to combine with us on more favorable terms while the Merger is pending.

The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

Failure to complete the acquisition of Nina Footwear could negatively impact our stock price and future business and financial results.

If the acquisition of Nina Footwear is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the acquisition of Nina Footwear, including a potentially enhanced competitive and financial position, expansion of assets and operations, and economies of scale, and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;
●	we may experience negative reactions from the financial markets and our partners and employees;
●	the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the acquisition of the Nina Footwear or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreement, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger Agreement; and
●	matters relating to the acquisition of Nina Footwear (including integration planning, negotiation of the merger agreement and ancillary agreements, required proxy statements and other disclosures) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us.

We will be subject to business uncertainties and contractual restrictions while the acquisition of Nina Footwear is pending.

Uncertainty about the effect of the acquisition of Nina Footwear on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition of Nina Footwear is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the acquisition of Nina Footwear has been successfully completed or terminated. Retention of certain employees may be challenging during the pendency of the acquisition of Nina Footwear, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the acquisition of Nina Footwear could be negatively impacted. In addition, the acquisition of Nina Footwear restricts us from making certain acquisitions and taking other specified actions until the acquisition of Nina Footwear is completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition of Nina Footwear or the termination of the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms and the acquisition of the Nina Footwear may not be completed.

The Merger Agreement is subject to several conditions that must be fulfilled in order to complete the acquisition of the Nina Footwear and contains certain termination rights, including: (i) the right of either party to terminate the Merger Agreement if (1) the Merger is not consummated by August 31, 2024, subject to certain extension rights, (2) if Kidpik’s stockholders fail to adopt and approve the issuance of the Merger shares pursuant to Nasdaq Listing Rule 5635(a), or (3) the other party breaches any representation, warranty, covenant or agreement set forth in the Merger Agreement, the result of which prohibits certain conditions of Closing from occurring; (ii) the right of Kidpik to terminate the Merger Agreement (1) if Nina Footwear’s stockholders fail to adopt and approve the Merger, (2) if the Nina Footwear’s board of directors changes or withdraws its recommendation in favor of the Merger or recommends to enter into an alternative transaction and (3) if certain financial statements have not been provided by Nina Footwear to Kidpik in accordance with the terms of the Merger Agreement; and (iii) the right of Nina Footwear to terminate the Merger Agreement if the Kidpik board of directors changes or withdraws its recommendation in favor of the Merger or recommends the entry into an alternative transaction. The required conditions to closing may not be fulfilled and/or the Merger Agreement may be terminated pursuant to its terms and accordingly, the acquisition of Nina Footwear may not be completed.

Failure to complete the Merger could negatively impact the Company’s stock price and future business and financial results.

If the Merger is not completed, the Company will be subject to several risks, including the following:

●	the Company may experience negative reactions from suppliers, vendors, landlords, joint venture partners and other business partners;

●	certain amounts for which the Company may be liable under the terms and conditions of the Merger Agreement, including a break-fee of $100,000, plus the required reimbursement of legal expenses of up to $62,500;

●	payment for certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

●	payment of interest due as a result of any financing required to fund the Merger, and repayment of any loans incurred in raising capital to fund costs incurred in connection with the Merger;

●	certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

●	negative reactions from the financial markets, including declines in the price of the Company’s stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

●	diverted attention of Company management to the Merger rather than to the Company’s operations and pursuit of other opportunities that could have been beneficial to it; and

●	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations pursuant to the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on the Company’s results of operations, cash flows, financial position and stock price.

The Company’s stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the Company is unable to realize the full strategic and financial benefits anticipated from the Merger, the Company’s stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Purchase.

The Company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the Company’s ability to combine the Company and Nina Footwear in a manner that realizes the various benefits, growth opportunities and synergies identified by combining the Company’s operations with those of Nina Footwear. Achieving the anticipated benefits of the Merger is subject to a number of risks and uncertainties. It is uncertain whether the Company and Nina Footwear can be integrated in an efficient and effective manner.

In addition, the integration of the operations of the Company and Nina Footwear following the Merger will require the attention of the Company’s management and other personnel, which may distract their attention from the Company’s day-to-day business and operations and prevent the Company from realizing benefits from other opportunities. Completing the integration process may be more expensive than anticipated, and the Company may be unable to affect the integration of these operations smoothly or efficiently or that the anticipated benefits of the Merger will be achieved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the 13 weeks ended March 30, 2024 and from the period from April 1, 2023 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
2.1#£	Agreement and Plan of Merger and Reorganization, dated March 29, 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	4/1/2024	2.1
3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kidpik Corp., filed with the Secretary of State of Delaware on March 4, 2024	8-K	001-41032	3/7/2024	3.1
10.1	Form of Kidpik Corp. Stockholder Representation Agreement	8-K	001-41032	4/1/2024	10.1
10.2	$346,000 Promissory Note dated April 18, 2024, by Kidpik Corp. in favor of Nina Footwear Corp.	8-K	001-41032	4/19/2024	10.1	X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

* Filed herewith.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Kidpik Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

£ Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kidpik Corp.

Date: May 14, 2024	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jill Pasechnick
Jill Pasechnick
Chief Accounting Officer
(Principal Financial and Accounting Officer)

