Form 10-Q
period 2024-06-29
KIDPIK CORP.
filed 2024-08-19
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Number of shares of registrant’s common stock outstanding as of August 14, 2024: 1,951,638.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Kidpik Corp. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding and potential dilution caused thereby;

●	the Company’s ability to complete the pending acquisition of Nina Footwear Corp. and disruptions caused by such acquisition and other risks associated therewith;

●	the continuing effect of changing interest rates and inflation on our operations, sales, and market for our products;

●	deterioration of the global economic environment;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products and services;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, the internet in general and/or our products;

●	competition from existing competitors or new competitors or products that may emerge;

●	high interest rates and inflation and our ability to control our costs, including employee wages and benefits and other operating expenses, as a result thereof;

●	Our ability to establish or maintain vendor and supplier relations and/or relationships with third parties;

●	Our ability and third parties’ abilities to protect intellectual property rights;

●	Our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the Securities and Exchange Commission on April 10, 2024 (the “2023 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby, and risks that if we do not raise such funding, we may be forced to seek bankruptcy protection and/or liquidate;

●	Our ability to maintain current members and customers and grow customers;

●	Risks associated with our third-party service providers, costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations and other risks associated with the fact that we are not currently manufacturing any new products;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that effect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	Our ability to compete against competitors which may have greater resources;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with loan and funding covenants, conditions to obtaining additional funding under securities purchase agreements, dilution caused by the conversion of convertible notes, our ability to pay amounts due under convertible notes and comply with covenants associated therewith;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

2

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who is not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the Board of Directors’ ability to issue blank check preferred stock;

●	Dilution which will occur upon the closing of the Merger (defined below); costs, fees and expenses, and the timing associated with, the Merger Agreement; the Company’s ability to meet conditions to closing the Merger Agreement; the ability of the parties to the Merger Agreement (defined below) to terminate such agreement, and potential break-fees due in connection therewith; uncertainties while the Merger Agreement is pending; and risks related to the ability of the combined company to recognize the benefits of the Merger;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	June 29, 2024	December 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$34,030	$194,515
Restricted cash	4,618	4,618
Accounts receivable	90,158	211,739
Inventory	3,799,522	4,854,641
Prepaid expenses and other current assets	712,512	761,969
Total current assets	4,640,840	6,027,482

Leasehold improvements and equipment, net	72,495	97,136
Operating lease right-of-use assets	1,572,529	992,396
Total assets	$6,285,864	$7,117,014

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities
Accounts payable	$1,748,897	$1,862,266
Accounts payable, related party	2,094,866	1,868,411
Accrued expenses and other current liabilities	296,032	438,034
Operating lease liabilities, current	406,656	281,225
Short-term debt	784,217	-
Related party loans	1,281,154	850,000
Total current liabilities	6,611,822	5,299,936

Operating lease liabilities, net of current portion	1,253,980	780,244

Total liabilities	7,865,802	6,080,180

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 1,951,638 shares are issued and outstanding as of June 29, 2024, and 1,872,433 shares are issued and outstanding as of December 30, 2023	1,952	1,872
Additional paid-in capital	52,929,198	52,475,189
Accumulated deficit	(54,511,088)	(51,440,227)
Total stockholders’ (deficit) equity	(1,579,938)	1,036,834
Total liabilities and stockholders’ (deficit) equity	$6,285,864	$7,117,014

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues, net	$1,128,323	$3,448,919	$3,367,628	$7,478,397

Cost of goods sold	381,577	1,372,563	1,055,118	2,991,789

Gross profit	746,746	2,076,356	2,312,510	4,486,608

Operating expenses
Shipping and handling	612,048	949,734	1,393,073	2,138,956
Payroll and related costs	512,466	1,094,135	1,411,025	2,205,236
General and administrative	902,999	2,024,871	2,514,815	4,049,435
Depreciation and amortization	12,066	12,426	24,641	23,113
Total operating expenses	2,039,579	4,081,166	5,343,554	8,416,740
Operating loss	(1,292,833)	(2,004,810)	(3,031,044)	(3,930,132)
Other expenses (income)
Interest expense	8,617	24,415	39,817	49,605
Total other expenses	8,617	24,415	39,817	49,605

Net loss	$(1,301,450)	$(2,029,225)	$(3,070,861)	$(3,979,737)

Net loss per share attributable to common stockholders:
Basic	(0.67)	(1.31)	(1.60)	(2.58)
Diluted	(0.67)	(1.31)	(1.60)	(2.58)

Weighted average common shares outstanding:
Basic	1,951,638	1,546,239	1,921,216	1,541,938
Diluted	1,951,638	1,546,239	1,921,216	1,541,938

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the 13 and 26 Weeks Ended June 29, 2024 and July 1, 2023

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2022	1,537,639	$1,538	-	$-	$50,282,661	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476
Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	1,537,639	$1,538	-	-	$50,550,137	$(43,484,957)	$7,066,718

Issuance of common stock	16,305	16	-	-	(16)	-	-
Equity-based compensation	-	-	-	-	290,953	-	290,953
Net loss	-	-	-	-	-	(2,029,225)	(2,029,225)

Balance, July 1, 2023	1,553,944	$1,554	-	$-	$50,841,074	$(45,514,182)	$5,328,446

Balance, December 30, 2023	1,872,433	$1,872	-	$-	$52,475,189	$(51,440,227)	$1,036,834

Issuance of common stock	79,205	80			(80)	-	-
Equity-based compensation	-	-	-	-	333,854	-	333,854
Net loss	-	-	-	-	-	(1,769,411)	(1,769,411)

Balance, March 30, 2024	1,951,638	$1,952	-	-	$52,808,963	$(53,209,638)	$(398,723)

Equity-based compensation	-	-	-	-	120,235	-	120,235
Net loss	-	-	-	-	-	(1,301,450)	(1,301,450)

Balance, June 29, 2024	1,951,638	$1,952	-	$-	$52,929,198	$(54,511,088)	$(1,579,938)

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities

Net loss	$(3,070,861)	$(3,979,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,641	23,113
Equity-based compensation	454,089	558,429
Allowance for credit losses	26,928	151,362
Changes in operating assets and liabilities:
Accounts receivable	94,653	28,710
Inventory	1,055,119	2,870,243
Prepaid expenses and other current assets	49,457	145,901
Operating lease right-of-use assets and liabilities	19,034	22,802
Accounts payable	(113,369)	(450,965)
Accounts payable, related parties	226,455	431,238
Accrued expenses and other current liabilities	(142,002)	(167,429)
Net cash used in operating activities	(1,375,856)	(366,333)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	-	(76,121)
Net cash used in investing activities	-	(76,121)

Cash flows from financing activities
Net proceeds from advance payable	334,217	-
Net proceeds from convertible debt	450,000	-
Net proceeds from related party loan	431,154	-
Net cash provided by financing activities	1,215,371	-
Net decrease in cash and restricted cash	(160,485)	(442,454)

Cash and restricted cash, beginning of period	199,133	605,213
Cash and restricted cash, end of period	$38,648	$162,759

Reconciliation of cash and restricted cash:
Cash	$34,030	$158,141
Restricted cash	4,618	4,618
	$38,648	$162,759
Supplemental disclosure of cash flow data:
Interest paid	$17,477	$-
Supplemental disclosure of non-cash investing and financing activities:
Record right-of-use asset and operating lease liabilities	$768,756	$-

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

On March 29, 2024, Kidpik and Nina Footwear Corp. (“Nina Footwear”), a private company operating a brand specializing in women’s special occasion shoes, bridal shoes, bags and kids shoes, entered into a definitive merger agreement. Mr. Ezra Dabah, the Company’s Chief Executive Officer and Chairman and his children (including Moshe Dabah, the Company’s Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary) own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. The Board of Directors of both companies have approved the all-stock transaction. The combined company will operate as Nina Holdings Corp., with the transactions anticipated to close during the fourth quarter of 2024. As a result of the transaction, the stockholders of Nina Footwear will receive 80% of the outstanding stock of the combined company.

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended June 29, 2024, and July 1, 2023, consist of 13 weeks. These quarters are referred to herein as the second quarter of “2024” and “2023”, respectively.

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

Accounting standards issued but not yet adopted: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our condensed consolidated financial statements and expect that adoption of ASU 2023-07 will lead to additional segment disclosures in our annual financial statements for fiscal 2024 and subsequent annual and interim periods. The Company complies with the accounting and disclosure requirements of FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share.

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

Shipping and handling costs associated with outbound freight fulfillment before control over a product has transferred to a customer are accounted for as shipping and handling cost in the condensed interim statements of operations.

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue producing transaction and are collected by the Company from a customer are excluded from revenue and cost of goods sold in the condensed interim statements of operations.

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. The Company recorded a reserve in the fourth quarter of 2023 of approximately $2.9 million. As of June 29, 2024, the inventory balance was $6,530,094 and the reserve balance was ($2,730,572).

Leasehold improvements and equipment, net: Leasehold improvements and equipment are recorded at cost. Depreciation for equipment is computed using the straight-line method over the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement on a straight-line method. Expenditures that extend the useful lives of the equipment are capitalized. Expenditure for the repairs and maintenance are charged to expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

Impairment of long-lived assets: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted pre-tax cash flows. If it is determined that impairment has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the assets’ carrying value and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. As a result of its review, the Company did not identify any impairments.

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

The Company has no unrecognized tax benefits as of June 29, 2024, and December 30, 2023. The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets

Equity-based compensation: The Company measures equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service condition only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recorded as they occur. See Note 12, Equity-based compensation, for additional details.

Segment information: The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States.

NOTE 3: LIQUIDITY AND GOING CONCERN

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $54,511,088 as of June 29, 2024. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

To support the Company’s existing operations, the Company must have sufficient capital to continue to make investments and fund operations.

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with EF Hutton YA Fund, LP (the “Investor”). Pursuant to the SPA, the Company agreed to sell the Investor three tranches of convertible debentures, in an aggregate principal amount of $2,000,000 (the “Convertible Debentures”).

On May 31, 2024, the first tranche of Convertible Debentures with a face amount of $500,000 (the “Initial Debenture”) was sold to the Investor. The Company also agreed to sell an additional $500,000 in Convertible Debentures (the “Second Closing” and the “Second Convertible Debenture”) upon the filing of a Definitive Proxy Statement with the Securities and Exchange Commission (the “SEC” or the “Commission”) to seek stockholder approval for, among other things, the pending merger with Nina Footwear Corp. (the “Definitive Proxy Statement”), and $1,000,000 (the “Third Closing” and the “Third Convertible Debenture”) in Convertible Debentures on or about the date a registration statement to register the shares of common stock issuable upon conversion of the Convertible Debentures becomes effective (the “Initial Registration Statement”) and the approval of the Company’s stockholders is received for the issuance of shares of common stock upon the conversion of the Convertible Debentures as required by the applicable rules of the Nasdaq Capital Market.

We agreed to sell all Convertible Debentures with a 10% original issue discount and, as a result thereof, we received $450,000 in gross proceeds, prior to expenses, upon the sale of the Initial Debenture. The Second and Third Closings are subject to certain closing conditions, including those discussed above, as described in greater detail in the SPA. See also Note 9: Short-term debt.

The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations. To manage operating cash flows in the near term, the Company has ceased purchasing new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include funding expected to be provided by the SPA, equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, the Company’s Chief Executive Officer, and Nina Footwear. Equity financing may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the condensed interim financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company also believes that the Merger, assuming it is successfully closed, will strengthen the Company’s balance sheet and provide additional cash from operations to support the combined Company’s operations moving forward.

NOTE 4: FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value. Fair value is determined based on the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financials assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of June 29, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$-	$-	$21,152
Total liability in fair value hierarchy	$-	$-	$21,152

Level 3 financial liabilities consist of the derivative liability for which there is no current market for the securities such that the determination of fair value requires judgement or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s derivative liability represents embedded share-settled redemption features bifurcated from the underlying convertible note and is carried at fair value. The changes in fair value of the derivative liability are recorded as change in other expense/(income) in the condensed consolidated statement of operations.

The fair value of the share-settled redemption derivative liability was based on management’s estimate of the expected future cash flows required to settle the liabilities.

NOTE 5: INVENTORY

Inventory consists of the following:

	June 29, 2024	December 30, 2023
	(unaudited)
Finished goods	$6,530,094	$8,046,501
Inventory reserve	(2,730,572)	(3,191,860)
Total	$3,799,522	$4,854,641

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Leasehold improvements and equipment consist of the following:

	June 29, 2024	December 30, 2023
	(unaudited)
Computer equipment	$120,459	$120,459
Furniture and fixtures	185,290	185,290
Leasehold improvements	139,121	139,121
Machinery and equipment	32,666	32,666
Total cost	477,536	477,536
Accumulated depreciation	(405,041)	(380,400)
Leasehold improvements and equipment, net	$72,495	$97,136

Depreciation expense amounted to $12,066 and $12,426 for the 13 weeks ended June 29, 2024, and July 1, 2023, respectively.

Depreciation expense amounted to $24,641 and $23,113 for the 26 weeks ended June 29, 2024, and July 1, 2023, respectively.

NOTE 7: LEASES

The Company entered into a sub-lease agreement for warehouse space from a related party (Nina Footwear) on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company able to terminate said lease with 15 days’ notice. As of March 30, 2024, the Company terminated the month-to-month agreement, with the minimum lease payments amounting to $282,680 for the 26 weeks ended June 29, 2024.

The Company entered into a new sub-lease agreement for warehouse space from related party, Nina Footwear, on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029, with an average monthly rent of $18,534.

On June 27, 2022, the Company together with Nina Footwear, entered into a new agreement to extend the lease agreement with Nina Footwear for the office space. The Company will pay 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259.

The discount rate used in the calculation of the lease liability ranged from 7% - 14%, which is based on our estimate of the rate of interest that we could have to pay to borrow on collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

As of June 29, 2024, the remaining lease term on the corporate lease was 2.8 years and incremental borrowing rate was 7.00%.

As of June 29, 2024, the remaining lease term on the warehouse lease was 4.6 years and the incremental borrowing rate was 13.6%.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of June 29, 2024:

June 29, 2024
Assets
Operating lease right-of-use assets, net	$1,572,529

Liabilities
Operating lease liabilities – current	$406,656
Operating lease liabilities – non-current	1,253,980
Total Lease Liabilities	$1,660,636

The maturities of our operating lease liabilities as of June 29, 2024, are as follows:

Maturity of Operating Lease Liabilities
2024	$275,223
2025	564,798
2026	583,819
2027	348,454
2028	233,634
2029	19,532
Total lease payments	2,025,460
Less: imputed interest	(364,824)
Present value of lease liabilities	$1,660,636

NOTE 8: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company made purchases from related parties, Nina Footwear, for merchandise and shared services which amounted to ($47,107) and ($3,144) for the 13 weeks ended June 29,2024, and July 1,2023, respectively.

The Company made purchases from related parties, Nina Footwear, for merchandise and shared services which amounted to ($90,307) and $9,447 for the 26 weeks ended June 29, 2024, and July 1, 2023, respectively.

The negative amounts was the result of chargebacks to Nina Footwear that exceeded the expenses charged to the Company.

Nina Footwear performs certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $7,907 and $23,662 for the 13 weeks ended June 29, 2024, and July 1, 2023, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Management fees amounted to $24,766 and $52,652 for the 26 weeks ended June 29, 2024, and July 1, 2023, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $1,945 and $18,438 for the 13 weeks ended June 29, 2024, and July 1, 2023, respectively. The consulting fees for this service amounted to $11,759 and $37,751 for the 26 weeks ended June 29, 2024, and July 1, 2023, respectively. The consulting fees for this service are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party, Nina Footwear, on April 1, 2021. The Company will pay 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company terminating the lease on March 30, 2024.

The Company entered into a new sub-lease agreement for warehouse space from related party, Nina Footwear, on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029.

For the 13 weeks ended June 29, 2024, and July 1, 2023, related party office rent amounted to $86,674 and $84,150, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

For the 26 weeks ended June 29, 2024, and July 1, 2023, related party office rent amounted to $171,650 and $166,650, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

As of June 29, 2024, and December 30, 2023, there was $2,094,866 and $1,868,411 due to related party, respectively.

See Note 9 below for a description of short-term debt from affiliated entities under common control and from stockholders.

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

On February 7, 2024, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $240,000 to be used for operating expenses. In accordance with the agreement, the issuance was made at a discount and the Company agreed to repay $271,200 plus interest, in daily payments equaling 17% of funds from transactions associated with the Company’s Shopify Services account. The loan has an 18-month term from the effective date and bears an interest rate of 15.61% per annum.

On April 18, 2024, the Company entered into a $346,000 Promissory Note (the “Nina Footwear Note”), with Nina Footwear, with whom the Company is party to a March 29, 2024, Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with Nina Footwear and Kidpik Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), as previously disclosed. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly owned subsidiary of the Company (the “Merger”). The closing of the Merger is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the fourth quarter of 2024.

The Nina Footwear Note in the principal amount of $346,000 does not accrue interest but does accrue interest of 5% per annum upon the occurrence of an event of default; with weekly payments of principal and interest in the amount of $14,605, due each week beginning with the week ended April 26, 2024, until the earlier of the maturity date of such note, the payment in full thereof, or the closing of the Merger, where the Nina Footwear Note is expected to be forgiven by Nina Footwear. The Nina Footwear Note is due upon the earlier of October 31, 2024, and upon acceleration by Nina Footwear pursuant to the terms thereof. As of June 29, 2024, Kidpik has repaid $87,631 of the note, which is a total of 6 payments.

The Nina Footwear Note includes customary events of default and allows Nina Footwear the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

During May 2024, Nina Footwear loaned the Company $100,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During June 2024, Nina Footwear loaned the Company $15,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

On May 25, 2024, the Company entered into a loan agreement with a financial institution and was advanced cash totaling $180,737 to be used for operating expenses. In accordance with the agreement, the Company agreed to repay $189,890, plus interest, in monthly payments of $17,263. The loan has a 12-month term from the effective date, and bears an interest rate of 9.99% per annum. As of June 29, 2024, Kidpik has made all contractual payments of $34,525, which includes a down payment on loan and the first payment, both of which are $17,263.

On May 31, 2024, the Company entered into the SPA with the Investor. Pursuant to the SPA, we agreed to sell the Investor three tranches of convertible debentures, in an aggregate principal amount of $2,000,000. On May 31, 2024, the first tranche of Convertible Debentures with a face amount of $500,000 was sold to the Investor. We also agreed to sell an additional $500,000 in Convertible Debentures upon the filing of a Definitive Proxy Statement with the SEC to seek stockholder approval for, among other things, the Merger, and $1,000,000 in Convertible Debentures on or about the date the Initial Registration Statement becomes effective and the approval of its stockholders, as required by the applicable rules of the Nasdaq Capital Market for issuances of shares in excess of the Exchange Cap (as defined below), has been obtained (the date of such stockholder approval, the “Shareholder Approval”).

The Company agreed to sell all Convertible Debentures with a 10% original issue discount and, as a result thereof, we received $450,000 in gross proceeds, prior to expenses, upon the sale of the Initial Debenture. The Second and Third Closings are subject to certain closing conditions, including those discussed above, as described in greater detail in the SPA. The Initial Debenture bears, and the subsequent Convertible Debentures issued under the SPA will bear interest at an annual rate of 0% per annum and will mature on May 31, 2025, as may be extended at the option of the Investor. The interest rate is subject to increase to 18% upon the occurrence and during the continuance of any event of default thereunder as discussed in greater detail below.

If, any time after the issuance date, an amortization event occurs, then the Company is required to make monthly payments to the Investor, beginning on the 10th trading day after the date the amortization event occurs and continuing on the same day of each successive calendar month in an amount equal to the sum of (i) $400,000 of principal (in the aggregate among all Convertible Debentures), or the outstanding principal, if less than such amount (the “Amortization Principal Amount”), plus (ii) a prepayment premium of 8% of any amounts paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each payment date. The obligation of the Company to make monthly prepayments related to an amortization event ceases upon the Company curing the amortization event as described in the Convertible Debentures.

The Convertible Debenture can be converted into common stock at the option of the noteholder. The conversion is subject to the limitations of the SPA and can be executed at any time or times after the issuance date. The noteholder is entitled to convert any portion of the outstanding and unpaid principal and accrued interest at the Conversion Price (defined as lower of $3.3229 per share of or 91% of the lowest daily volume-weighted average price. The price cannot be lower than the Cap Price (defined as $0.6580 per share). The conversion imposes certain limitations as follows:

1.	Beneficial Ownership – the noteholder will not convert any portion of the Convertible Debenture to the extent that after such conversion, the noteholder would beneficially own (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) in excess of 4.99%.

2.	Principal Market Limitation - the Company will not issue any shares of common stock pursuant to the terms of the SPA if the issuance of such shares would exceed the aggregate number of shares of common stock that the Company may issue upon conversion of this Convertible Debenture and any other notes in compliance with the Company’s obligations under the rules or regulations of the Principal Market (Nasdaq Stock Market). The number of shares which may be issued without violating such rules and regulations is 390,132. This limitation can be waived if the Company obtains the approval of its stockholders as required by the applicable rules of the Principal Market for issuances of shares of common stock or (B) obtains a written opinion from outside counsel to the Company that such approval is not required.

The Company concluded that the above settlement feature of Convertible Debenture was determined to not be clearly and closely associated with the risk of the debt host instrument and have therefore been bifurcated and separately accounted for as derivative financial instruments. The Company will remeasure the fair market value of the derivative liability at each balance sheet date and recognize any change in other expense/(income), net in the consolidated statements of operations.

The Company determined the measurement of its derivative liability to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the Convertible Debenture to be approximately $21,152 upon issuance. The fair value of the derivative liability was recorded separately from the convertible notes with an offsetting amount recorded as a debt discount to be amortized to interest expense using the effective interest method.

NOTE 10: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks and 26 weeks ended June 29, 2024 and July 1, 2023. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks and 26 weeks ended June 29, 2024 does not include 27,000 stock options and 8,467 restricted stock units, as well as the issuance of shares that would result from the conversion of the notes, as mention above, as their effect was anti-dilutive.

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(1,301,450)	$(2,029,225)	$(3,070,861)	$(3,979,737)
Weighted Average Shares – Basic	1,951,638	1,546,239	1,921,216	1,541,938
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted	1,951,638	1,546,239	1,921,216	1,541,938
Basic net loss per share	(0.67)	(1.31)	(1.60)	(2.58)
Diluted net loss per share	(0.67)	(1.31)	(1.60)	(2.58)

NOTE 11: STOCKHOLDERS’ EQUITY

On June 19, 2023, at the Company’s 2023 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024 (the “Stockholder Authority”).

On February 20, 2024, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Second Amended and Restated Certificate of Incorporation to affect a reverse stock split of our common stock at a ratio of 1-for-5 (the “Reverse Stock Split”).

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

NOTE 12: EQUITY-BASED COMPENSATION

On May 9, 2021, the Board and majority stockholders adopted an Equity Incentive Plan which provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards, shares in performance of services or any combination of the foregoing.

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

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 96,000 shares of our common stock at an exercise price of $42.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 50,800 restricted stock units, to certain executive officers; and (c) 2,000 restricted stock units (“RSU”) to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; (ii) 1/3 on May 15, 2023; and (iii) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 17,600 restricted stock units were vested of which 14,072 common stock shares were issued and 3,528 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 17,600 restricted stock units were vested of which 16,304 common stock shares were issued and 1,296 were forfeited and cancelled to settle tax liability on the vested shares. On July 21, 2023, 8,467 restricted stock units were vested of which 7,730 shares were issued and 737 were forfeited and cancelled to settle tax liability on the vested shares, in connection with a separation agreement entered into with the Company’s former Chief Financial Officer.

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

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 30, 2023	34,800	$42.50
Granted	-	-
Vested	-	-
Forfeited/Repurchased	(12,400)	-
Unvested options as of June 29, 2024	22,400	$42.50

As of June 29, 2024, there was no unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks ended June 29, 2024 and July 1, 2023, was $120,235 and $290,953, respectively, and is included as part of payroll expense.

Amortization of this charge, which is included in non-cash compensation expense, for the 26 weeks ended June 29, 2024 and July 1, 2023, was $454,089 and $558,429, respectively, and is included as part of payroll expense.

NOTE 13: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 and 26 weeks ended June 29, 2024, no inventory had been purchased. For the 13 and weeks ended July 1, 2023, one vendor accounted for 100% of inventory purchases.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes bad debt on a monthly basis for accounts that are deemed uncollectible.

NOTE 14: REVENUE, NET

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Subscription boxes	$804,837	$2,607,543	$2,321,502	$5,579,110
Third party websites	32,801	426,914	291,702	863,212
Online website sales	290,685	414,462	754,424	1,036,075
Total revenue	$1,128,323	$3,448,919	$3,367,628	$7,478,397

NOTE 15: SUBSEQUENT EVENTS

On July 22, 2024, the Company, Nina Footwear and Merger Sub entered into a First Amendment to Agreement and Plan of Merger and Reorganization (the “First Amendment”), pursuant to which each of the parties agreed to extend the required closing date of the Merger from September 30, 2024, to December 31, 2024.

During July 2024, Mr. Dabah loaned the Company $15,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During July 2024, Nina Footwear Corp. loaned the Company $13,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 28, 2024 and December 30, 2023, are 52-week years and referred to herein as fiscal “2024” and “2023”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the second quarter of fiscal 2024 and the second quarter of fiscal 2023, refer to the 13 weeks ended June 29, 2024, and July 1, 2023, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 weeks ended June 29, 2024, and July 1, 2023, above.

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

Overview

We began operations in 2016 as a subscription-based e-commerce company on the proposition of making shopping easy, convenient, and accessible for parents by delivering fashionable and customized kids’ outfits in a box. Kidpik provides kids clothing subscription boxes for boys and girls (sizes 12M-16) that include mix-&-match, coordinated outfits that are personalized based on each member’s style preferences. We focus on providing entire outfits from head-to-toe (including shoes) by designing our products in-house from concept to box.

Staying ahead in an emerging industry requires constant innovation in product and services. After launching our girls’ subscription boxes for sizes 4-14 in 2016, we expanded into boys’ clothing, added larger sizes for boys and girls (up to 16 for apparel and 6 youth for shoes), in the Spring of 2022, we added toddler sizes down to 2T & 3T for apparel and 7 & 8 toddler shoes. During the second quarter of 2022, we introduced sizes 12 months and 18 months apparel to our offerings. We have expanded our distribution by selling our branded products on third-party websites.

As of the date of the filing of this Report, we provide e-commerce services throughout the 48 contiguous U.S. states and Army Post Offices (APOs) and Fleet Post Offices (FPOs).

Recent Events

On June 19, 2023, at the Company’s 2023 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.001 per share, by a ratio of between one-for-four to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to April 24, 2024 (the “Stockholder Authority”).

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

Pursuant to the Certificate of Amendment, the Reverse Stock Split was effective on March 7, 2024, at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the NASDAQ Capital Market (“NASDAQ”) on a post-split basis on March 7, 2024, with new CUSIP number: 49382L207. No change was made to the trading symbol for the Company’s shares of common stock, “PIK”, in connection with the Reverse Stock Split.

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

Merger Agreement

On March 29, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization with Nina Footwear Corp., a Delaware corporation (“Nina Footwear”), a brand specializing in women’s special occasion shoes, bridal shoes, bags and kids shoes, and Kidpik Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

The closing of the Merger is subject to certain mutual closing conditions. The Company’s obligation to consummate the Merger is also subject to (i) Nina Footwear acknowledging that all of the debt owed by the Company to Nina Footwear (approximately $2.1 million currently and which amount may increase until the closing of the Merger) is extinguished as consideration of entering into the Merger; (ii) the waiver or termination of certain change of control and related triggering events held by certain stockholders of Nina Footwear which if not waived may have required approximately $2.55 million to be paid to such stockholders of Nina Footwear at Closing; and (iii) holders of no more than 10% of the shares of Nina Footwear capital stock exercising their statutory appraisal rights in connection with the Merger.

On July 22, 2024, the Company, Nina Footwear and Merger Sub entered into a First Amendment to Agreement and Plan of Merger and Reorganization (the “First Amendment”), pursuant to which each of the parties agreed to extend the required closing date of the Merger from September 30, 2024, to December 31, 2024.

Warehouse Move From California to Texas

In March 2024, we moved our warehouse from California to Texas. As a result of the change in warehouse location, all of our California employees terminated their employment with us, and we were forced to pay severance payments and hire and train new employees in Texas. As a result, we were unable to ship products or process returns for the second half of March and the majority of April. The move in warehouse location from California to Texas was costly, used management resources, and significantly affected sales for March and April 2024, which were paused while merchandise was shipped from California to Texas and the Texas warehouse was brought online. Furthermore, we may have lost, and/or may lose in the future, customers who were not satisfied with the long shipping and return terms associated with the move. It will cost us additional money to continue to train new employees, and our new employees may not be as productive as older employees, which may increase expenses and decrease margins. If we are unable to adequately staff our new warehouse and any future warehouse(s) or if the cost of such staffing is higher than historical or projected costs, our margins may be negatively affected. In addition, warehousing comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

Our revenues and margins were significantly negatively affected by the move in our warehouse from California to Texas in March and April 2024 and may be further affected throughout the remainder of 2024 as we ramp our warehouse operations up following the move.

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

Gross Margin

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Gross margin	66.2%	60.2%	68.7%	60.0%

Gross profit is equal to our net sales less cost of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, returns from customers, inventory write-offs, and other miscellaneous shrinkage. The improvement in the gross margin was the result of an inventory write-down in the fourth quarter of 2023. Without the reduction of the cost basis due to the write-down, gross margin would be 60.7% for the 13 weeks ended June 29, 2024 and 55.9% for the 26 weeks ended June 29, 2024.

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

We have included Adjusted EBITDA in this report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(1,301,450)	$(2,029,225)	$(3,070,861)	$(3,979,737)
Add
Interest expense	8,617	24,415	39,817	49,605
Depreciation and amortization	12,066	12,426	24,641	23,113
Equity-based compensation	120,235	290,953	454,089	558,429
Adjusted EBITDA	$(1,160,532)	$(1,701,431)	$(2,552,314)	$(3,348,590)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, online web sales and third-party website sales.

	For the 13 weeks ended		For the 26 weeks ended
	(in thousands)		(in thousands)
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Shipped Items	135	290	330	630

We believe the decreases in shipped items for the 13 and 26 weeks ended June 29, 2024, compared to the 13 and 26 weeks ended July 1, 2023, as shown in the table above, were driven by a decrease in subscription boxes sales as a result of the Company stopping marketing expenditures to convert customers into subscribers and a lower starting customer base in comparison to 2023. Shipped items also decreased due to a reduction in online and third-party website sales. Also contributing is the move of our warehouse to Texas from California, which resulted in the Company shipping a minimal amount of merchandise during the months of March and April 2024.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Average Shipment Keep Rate	74.6%	75.1%	76.7%	71.3%

The average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period. Part of the increase for the 26 weeks ended June 29, 2024 from the same period in the prior year is due to the proportionally higher online sales, which traditionally has lower return rates versus subscription box sales, as well as the warehouse move to Texas which resulted in the Company not processing the majority of the returns during the months of March and April 2024.

Factors Affecting Our Future Performance

We believe that our performance and future success depend on several factors that present opportunities for us, but also pose risks and challenges, including those referenced in the section titled “Risk Factors.”

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, high inflation, business conditions, changes in the housing market, the availability of credit, and increases in fuel costs, energy costs, raw material costs, and supply chain challenges. We are continuing to navigate the uncertainties presented by the current macroeconomic environment and remain focused on selling our inventory and improving our overall customer experience.

Retention of Existing Subscribers

Our ability to retain subscribers is also a key factor in our ability to sustain revenues and generate revenue growth. Most of our current subscribers purchase products through subscription-based plans, where subscribers are sent products and billed on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue. If customer behavior changes, or we are not unable to satisfy members with the boxes we ship them and customer retention decreases in the future, then future revenue will be negatively impacted.

Components of Results of Operations

Note that our classification of the various items making up cost of goods sold, shipping and handling, payroll and related costs, equity-based compensation and general and administrative costs may vary from other companies in our industry, and as such, may not be comparable to a competitor’s.

Revenue

We generate revenue in two categories: 1) the sale of items in our subscription boxes, and 2) the sale of one-time purchases via shop.kidpik.com, and third-party websites. We refer to these revenue classifications as “Subscription boxes” and “one-time purchases”, respectively. Net revenue is revenue less promotional discounts, actual customer credits and refunds as well as customer credits and refunds expected to be issued, and sales tax. When we use the term revenue in this Report, we are referring to net revenue, unless otherwise stated. Customers who decide to return some or all of the merchandise they receive in each Kidpik box may return such items within 10 days of receipt of the box. Customers are charged for subscription merchandise which is not returned, or which is accepted and are charged for general merchandise (non-subscription) when they purchase such merchandise; however, they are able to receive a refund on returned merchandise.

Cost of Goods Sold

Cost of goods sold consists of the costs of manufacturing merchandise and the expenses of shipping and importing (duty payments) such merchandise to our warehouse for distribution, and inventory write-offs, offset by the recoverable cost of merchandise estimated to be returned.

Shipping and Handling

Shipping and handling include the costs of shipping merchandise to our customers, and back to us, as well as the cost of fulfillment and return processing, materials used for packing and warehouse rent.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our cash advance loans, and amortization of debt discount and outstanding notes payable

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, and changes in the valuation allowance of our net federal and state deferred tax assets. The Company has a net operating loss of approximately $40 million which is one of the reasons that Nina Footwear entered into the proposed merger transaction discussed above under “Recent Events”, “Merger Agreement”.

Results of Operations

Comparison of the 13 and 26 weeks ended June 29, 2024, and July 1, 2023

Revenue

Our revenue for the 13 weeks ended June 29, 2024, decreased by 67.3% to $1,128,323, compared to $3,448,919 for the 13 weeks ended July 1, 2023, a decrease of $2,320,596 from the prior period. Subscription box revenue decreased $1,802,706 because of a reduction in new subscribers, due to the elimination of marketing expenditures to convert customers into subscribers along with a lower starting number of subscribers at the beginning of the period in comparison to last year. Third-party websites sales decreased by $394,113, and online website sales decreased by $123,777, which decreases are due to the Company’s decision not to purchase new merchandise and focus on selling its existing inventory. Also contributing to the decreased revenue is the decision to move our warehouse from California to Texas, during which the Company experienced business disruption during the month of April 2024. The revenue breakdown by sales channel for the 13 weeks ended June 29, 2024, and July 1, 2023, is summarized in the table below:

	13 weeks ended June 29, 2024	13 weeks ended July 1, 2023	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$804,837	$2,607,543	$(1,802,706)	(69.1)%
Third-party websites	32,801	426,914	(394,113)	(92.3)%
Online website sales	290,685	414,462	(123,777)	(29.9)%
Total revenue	$1,128,323	$3,448,919	$(2,320,596)	(67.3)%

Our revenue for the 26 weeks ended June 29, 2024, decreased by 55.0% to $3,367,628, compared to $7,478,397 for the 26 weeks ended July 1, 2023, a decrease of $4,110,769 from the prior period. Subscription box revenue decreased $3,257,608 because of a reduction in new subscribers, due to the elimination of marketing expenditures to convert customers into subscribers and a lower starting number of subscribers at the beginning of the period in comparison to last year, due to prior declines in subscribers. Third-party websites sales decreased by $571,510, and online website sales decreased by $281,651, which decreases are due to the Company’s decision not to purchase new merchandise and focus on selling its existing inventory. Also contributing to the decreased revenue is the decision to move our warehouse from California to Texas, during which the Company experienced business disruption during the month of March and April 2024. The revenue breakdown by sales channel for the 26 weeks ended June 29, 2024, and July 1, 2023, is summarized in the table below:

	26 weeks ended June 29, 2024	26 weeks ended July 1, 2023	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$2,321,502	$5,579,110	$(3,257,608)	(58.4)%
Third-party websites	291,702	863,212	(571,510)	(66.2)%
Online website sales	754,424	1,036,075	(281,651)	(27.2)%
Total revenue	$3,367,628	$7,478,397	$(4,110,769)	(55.0)%

The revenue from subscription boxes for the 13 weeks ended June 29, 2024, and July 1, 2023 was generated from active subscription recurring boxes revenue and new subscription first box revenue, as summarized in the table below:

	13 weeks ended June 29, 2024	13 weeks ended July 1, 2023	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$783,106	$2,177,298	$(1,394,192)	(64.0)%
New subscriptions – first box	21,731	430,245	(408,514)	(94.9)%
Total subscription boxes revenue	$804,837	$2,607,543	$(1,802,706)	(69.1)%

The decrease in revenue for the 13 weeks ended June 29, 2024 was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased because of a reduction in new subscribers, which was the result of the Company’s elimination of marketing expenditures to convert customers to subscribers, and a lower subscriber starting base at the beginning of the period compared to the same period last year.

The revenue from subscription boxes for the 26 weeks ended June 29, 2024, and July 1, 2023, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	26 weeks ended June 29, 2024	26 weeks ended July 1, 2023	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,234,554	$4,578,324	$(2,343,770)	(51.2)%
New subscriptions - first box	86,948	1,000,786	(913,838)	(91.3)%
Total subscription boxes revenue	$2,321,502	$5,579,110	$(3,257,608)	(58.4)%

The decrease in revenue for the 26 weeks ended June 29, 2024, was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased because of a reduction in new subscribers, which was the result of the Company’s elimination of marketing expenditures to convert customers to subscribers, and a lower subscriber base at the beginning of the period compared to the same period last year.

The revenue breakdown by product line for the 13 weeks ended June 29, 2024, and July 1, 2023, is summarized in the table below:

	13 weeks ended June 29, 2024	13 weeks ended July 1, 2023	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$855,288	$2,636,965	$(1,781,677)	(67.6)%
Boys’ apparel	233,680	640,937	(407,258)	(63.5)%
Toddlers’ apparel	39,355	171,017	(131,662)	(77.0)%
Total revenue	$1,128,323	$3,448,919	$(2,320,596)	(67.3)%

The decrease in revenue for the 26 weeks ended June 29, 2024 was primarily driven by a decrease in subscription boxes sales, as discussed above. The revenue breakdown by product line for the 26 weeks ended June 29, 2024, and July 1, 2023, is summarized in the tables below:

	26 weeks ended June 29, 2024	26 weeks ended July 1, 2023	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$2,530,504	$5,684,721	$(3,154,217)	(55.5)%
Boys’ apparel	720,675	1,428,096	(707,421)	(49.5)%
Toddlers’ apparel	116,449	365,580	(249,131)	(68.1)%
Total revenue	$3,367,628	$7,478,397	$(4,110,769)	(55.0)%

The number of items shipped to our customers decreased by 53.4% from approximately 290,000 for the 13 weeks ended July 1, 2023, to approximately 135,000 for the 13 weeks ended June 29, 2024, due to the Company’s elimination of marketing expenditures to convert customers to subscribers and the Company’s decision not to buy new merchandise, along with the warehouse closure for most of the month of April 2024, due to the Company moving warehouse facilities from California to Texas. The average shipment keep rate decreased to 74.6% in the 13 weeks ended June 29, 2024, compared to 75.1% in the 13 weeks ended July 1, 2023, as discussed above.

The number of items shipped to our customers decreased by 47.6%, from approximately 630,000 for the 26 weeks ended July 1, 2023, to approximately 330,000 for the 26 weeks ended June 29, 2024, which was the result in decreased revenues as well as the move of our warehouse facility from California to Texas (resulting in downtime for the warehouse). The average shipment keep rate increased to 76.7% in the 26 weeks ended June 29, 2024, compared to 71.3% in the 26 weeks ended July 1, 2023.

Cost of Goods Sold

Our cost of goods sold decreased by 72.2% to $381,577 for the 13 weeks ended June 29, 2024, compared to $1,372,563 for the 13 weeks ended July 1, 2023, a decrease of $990,986.

Our cost of goods sold decreased by 64.7% to $1,055,118 for the 26 weeks ended June 29, 2024, compared to $2,991,789 for the 26 weeks ended July 1, 2023, a decrease of $1,936,671.

The decrease in cost of goods sold for the 13 and 26 weeks ended June 29, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our revenue due to the lower subscription box sales. The Company recorded a write-down of inventory in the fourth quarter of 2023 of approximately $2.9 million, thus reducing the cost basis of future sales.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $746,746 for the 13 weeks ended June 29, 2024, compared to gross profit of $2,076,356 for the 13 weeks ended July 1, 2023. The decrease in gross profit for the 13 weeks ended June 29, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our revenue due to the lower subscription box sales driven by the elimination of marketing expenditures to convert customers to subscribers and the Company’s decision not to buy new merchandise, offset by the decrease in cost of goods sold for the reasons discussed above.

Gross profit as a percentage of revenue was 66.2% for the 13 weeks ended June 29, 2024, compared to 60.2% for the 13 weeks ended July 1, 2023. Without the reduction of cost basis due to the write-down recorded in the fourth quarter, gross margin would be 60.7% for the 13 weeks ended June 29, 2024.

Our gross profit was $2,312,510 for the 26 weeks ended June 29, 2024, compared to gross profit of $4,486,608 for the 26 weeks ended July 1, 2023. The decrease in gross profit for the 26 weeks ended June 29, 2024, compared to the same period in 2023, was primarily attributable to the decrease in our revenue, due to the lower subscription box sales driven by the elimination of marketing expenditures to convert customers to subscribers, and the Company’s decision not to buy new merchandise.

Gross profit as a percentage of revenue was 68.7% for the 26 weeks ended June 29, 2024, compared to 60.0% for the 26 weeks ended July 1, 2023. Without the reduction of cost basis due to the write-down recorded in the fourth quarter, gross margin would be 55.9% for  the 26 weeks ended June 29, 2024, as a result of higher markdowns to sell off inventory at below or cost

Operating Expenses

Our operating expenses for the 13 weeks ended June 29, 2024, and July 1, 2023, are summarized in the table below:

	13 weeks ended June 29, 2024	13 weeks ended July 1, 2023	Change ($)	Change (%)
Expenses
Shipping and handling	$612,048	$949,734	$(337,686)	(35.6)%
Payroll, related costs and equity-based compensation	512,466	1,094,135	(581,669)	(41.2)%
General and administrative	902,999	2,024,871	(1,121,872)	(55.4)%
Depreciation and amortization	12,066	12,426	(360)	(2.9)%
Total expenses	$2,039,579	$4,081,166	$(2,041,587)	(38.2)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended June 29, 2024, decreased by $2,041,587 or 38.2% to $2,041,587, compared to $4,081,166 for the 13 weeks ended July 1, 2023. This decrease was mainly a result of (i) a $1,121,872 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to the elimination of spending for the attempted conversion of customers to subscribers, reduction in third-party seller fees which directly related to reductions in sales, franchise taxes, offset by an increase in professional fees, (ii) a decrease in payroll and related costs of $581,669, due to a decrease in non-cash, equity-based compensation and lower headcount related to cost reductions, and (iii) a $337,686 decrease in shipping and handling which is the direct result of a decrease in sales.

Our operating expenses for the 26 weeks ended June 29, 2024, and July 1, 2023, are summarized in the table below:

	26 weeks ended June 29, 2024	26 weeks ended July 1, 2023	Change ($)	Change (%)
Expenses
Shipping and handling	$1,393,073	$2,138,956	$(745,883)	(34.9)%
Payroll, related costs and equity-based compensation	1,411,025	2,205,236	(794,211)	(56.3)%
General and administrative	2,514,815	4,049,435	(1,534,620)	(37.9)%
Depreciation and amortization	24,641	23,113	1,528	6.6%
Total expenses	$5,343,554	$8,416,740	$(3,073,186)	(57.5)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 26 weeks ended June 29, 2024, decreased by $3,073,186 or 57.5% to $5,343,554, compared to $8,416,740 for the 26 weeks ended July 1, 2023. This decrease was mainly a result of (i) a $1,534,620 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to the elimination of spending for the attempted conversion of customers to subscribers, third-party seller fees which are directly related to sales, offset by an increase in professional fees and costs related to moving, staging and startup personal training expenses due the move of the California warehouse to Texas, (ii) a decrease in payroll and related costs of $794,211, due to a decrease in non-cash, equity-based compensation and lower headcount related to cost reductions, and (iii) a $745,883 decrease in shipping and handling, which is the direct result of a decrease in sales.

Loss from Operations

Loss from operations decreased from $2,004,810 for the 13 weeks ended July 1, 2023, to $1,292,833 for the 13 weeks ended June 29, 2024. The decrease in loss from operations was largely due to a decrease in expenses and cost of goods sold, each as discussed above, offset by the decrease in revenues discussed above.

Loss from operations decreased from $3,930,132 for the 26 weeks ended July 1, 2023, to $3,031,044 for the 26 weeks ended June 29, 2024. The decrease in loss from operations was largely due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

Other Expenses (Income)

For the 13 weeks ended June 29, 2024, and July 1, 2023, total other expenses, consisting solely of interest expense, was $8,617 and $24,415, respectively

For the 26 weeks ended June 29, 2024, and July 1, 2023, total other expenses, consisting solely of interest expense, was $39,817 and $49,605, respectively.

The decrease in interest expense for both periods was the result of right of use asset interest being recorded in 2023 in interest expense, but should have been recorded as part of rent, offset by increase in interest expense related to cash advance financings.

Net Loss

We had a net loss of $1,301,450 for the 13 weeks ended June 29, 2024, compared to a net loss of $2,029,225 for the 13 weeks ended July 1, 2023, a decrease in net loss of $727,775 or 23.7%. The decrease in net loss was primarily due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

We had a net loss of $3,070,861 for the 26 weeks ended June 29, 2024, compared to a net loss of $3,979,737 for the 13 weeks ended July 1, 2023, a decrease in net loss of $908,876 or 29.6%. The decrease in net loss was primarily due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

Liquidity and Capital Resources

	June 29, 2024	December 30, 2023	Change ($)	Change (%)
Cash and restricted cash	$38,648	$199,133	$(160,485)	(80.6)%
Working capital (deficit)	$(1,970,982)	$727,546	$(2,698,528)	(370.9)%
Short-term debt and related loans	$2,065,371	$850,000	$1,215,371	143.0%

On June 29, 2024, we had $38,648 of cash on hand (including restricted cash of $4,618), compared to $199,133 of cash on hand at December 30, 2023 (including restricted cash of $4,618).

As of June 29, 2024, the Company had total current liabilities of $6,611,822, consisting mainly of accounts payable of $1,748,897, accounts payable to related party of $2,094,866, accrued expenses of $296,032, operating lease liability of $406,656, and short-term debt and related party loans of $2,065,371 (discussed below).

As of June 29, 2024, we had $4,640,840 in total current assets, a working deficit of $1,970,982 and a total accumulated deficit of $54,511,088.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $850,000, been converted into equity as of June 29, 2024), notes payable including from Nina Footwear Corp., which Mr. Dabah and his children own approximately 79.3 % of, and Mr. Dabah and his extended family own 100% of, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements , as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we have relied on the funds raised in the IPO, as well as revenue generated through our operations, and funds loaned to us by Mr. Dabah and Nina Footwear, to support our operations.

On April 16, 2024, the Company received a letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 30, 2023 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”). In the Company’s Form 10-K, the Company reported stockholders’ equity of $1,036,834, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Report, the Company does not have stockholders’ equity greater than $2.5 million and does meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of Equity Rule noncompliance had had no immediate impact on the continued listing or trading of the Company’s common stock on the Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq gave the Company until May 31, 2024 to submit to Nasdaq a plan to regain compliance, which plan was timely submitted. Nasdaq has not however provided the Company notice of whether or not the Company’s plan of compliance was accepted and/or any definitive timeline for required re-compliance; provided that the Company has been made aware it has until at the latest October 13 , 2024 (180 days after the date of the original non-compliance letter) to regain compliance with the Equity Rule.

The Company expects that it will be in compliance with the Equity Rule upon the closing of the Merger, which closing is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the fourth quarter of 2024.

In addition to the Merger Agreement, the Company is currently evaluating various other courses of action to regain compliance and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. The Company believes it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period, thru the merger with Nina Footwear Corp. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance with the Equity Rule by October 13, 2024, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could (and in the case of the non-compliance with the Equity Rule, will) provide notice that the Company’s common stock will become subject to delisting. In such an event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Cash Flows

	26 weeks ended June 29, 2024	26 weeks ended July 1, 2023
Cash (used in) provided by:
Operating activities	$(1,375,856)	$(366,333)
Investing activities	-	(76,121)
Financing activities	1,215,371	-
Net decrease in cash	$(160,485)	$(442,454)

Net cash used in operating activities increased to $1,375,856 for the 26 weeks ended June 29, 2024, compared to $366,333 for the 26 weeks ended July 1, 2023. The change in our cash used in operating activities was primarily due to a decrease in the changes in operating assets and liabilities of $1,691,153, decrease in non-cash adjustments of $227,247, partially offset by a decrease in net loss of $908,876.

We had no net cash used in investing activities for the 26 weeks ended June 29, 2024, compared to $76,121 of net cash used in investing activities for the 26 weeks ended July 1, 2023, which was solely due to the purchase of leasehold improvements and equipment.

We had $1,215,371 of net cash proceeds in financing activities for the 26 weeks ended June 29, 2024, which was related to net proceeds from cash advances from a financial institution, convertible debt, and related party loans, compared to no net cash used in financing activities for the 26 weeks ended July 1, 2023.

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

As of June 29, 2024 and December 30, 2023, there was $2,094,866 and $1,868,411 due to related party (Nina Footwear), respectively.

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

The note includes customary events of default and allows Nina Footwear the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

During May 2024, Nina Footwear loaned the Company $100,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During June 2024, Nina Footwear loaned the Company $15,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

Convertible Debentures

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with EF Hutton YA Fund, LP (the “Investor”). Pursuant to the SPA, we agreed to sell the Investor three tranches of convertible debentures, in an aggregate principal amount of $2,000,000 (the “Convertible Debentures”).

On May 31, 2024, the first tranche of Convertible Debentures with a face amount of $500,000 (the “Initial Debenture”) was sold to the Investor. We also agreed to sell an additional $500,000 in Convertible Debentures (the “Second Closing” and the “Second Convertible Debenture”) upon the filing of a Definitive Proxy Statement with the SEC to seek stockholder approval for among other things, the pending merger with Nina Footwear Corp. (the “Definitive Proxy Statement”), and $1,000,000 (the “Third Closing” and the “Third Convertible Debenture”) in Convertible Debentures on or about the date the Initial Registration Statement (as defined below) becomes effective and the approval of its stockholders as required by the applicable rules of the Nasdaq Capital Market, for issuances of shares in excess of the Exchange Cap (as defined below) has been obtained (the date of such stockholder approval, the “Shareholder Approval”).

We agreed to sell all Convertible Debentures with a 10% original issue discount, and, as a result thereof, we received $450,000 in gross proceeds, prior to expenses, upon the sale of the Initial Debenture. The Second and Third Closings are subject to certain closing conditions, including those discussed above, as described in greater detail in the SPA.

The Initial Debenture bears, and the subsequent Convertible Debentures issued under the SPA will bear, interest at an annual rate of 0.0% per annum and will mature on May 31, 2025, as may be extended at the option of the Investor. The interest rate is subject to increase to 18% upon the occurrence and during the continuance of any event of default thereunder as discussed in greater detail below.

If, any time after the issuance date, an Amortization Event (as defined below) occurs, then the Company is required to make monthly payments to the Investor, beginning on the 10th trading day after the date the Amortization Event occurs and continuing on the same day of each successive calendar month in an amount equal to the sum of (i) $400,000 of principal (in the aggregate among all Convertible Debentures), or the outstanding principal, if less than such amount (the “Amortization Principal Amount”), plus (ii) a prepayment premium of 8% of any amounts paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if any time after the occurrence of an Amortization Event (A) in the event of a Floor Price Event (defined below), either (i) on the date that is the 5th consecutive trading day that the daily volume weighted average price (VWAP) is greater than 110% of the Floor Price (defined below) then in effect, or (ii) prior to the due date of a monthly payment, the Company has delivered a valid Reduction Notice (defined below) and such reduced Floor Price does not exceed 50% of the market price at the time of such Reduction Notice; or (B) in the event of an Exchange Cap Event, the date the Company has obtained Stockholder Approval to increase the number of shares of common stock under the Exchange Cap and/or the Exchange Cap no longer applies, or (C) in the event of a Registration Event (defined in the Registration Rights Agreement discussed below), the condition or event causing the Registration Event has been cured or the holder is able to resell the shares of common stock issuable upon conversion of the Convertible Debentures in accordance with Rule 144 under the Securities Act, unless a subsequent Amortization Event occurs.

“Amortization Event” means (i) the daily VWAP is less than the Floor Price then in effect for five trading days during a period of seven consecutive Trading Days (a “Floor Price Event”), (ii) unless the Company has obtained the approval from its stockholders in accordance with the rules of the Nasdaq Capital Market for the shares of common stock issuable upon conversion of the Convertible Debentures (such conversion shares in general, the “Conversion Shares”) in excess of the Exchange Cap, the Company has issued in excess of 99% of the common stock available under the Exchange Cap (an “Exchange Cap Event”), or (iii) any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement) a Registration Default (as defined in the Registration Rights Agreement) has occurred.

Pursuant to the Convertible Debentures, we have the right, but not the obligation, to redeem early in cash a portion or all amounts outstanding under the Convertible Debentures at the Redemption Amount (as defined below); provided that we provide the holder with at least 10 trading days’ prior written notice (each, a “Redemption Notice”), which Redemption Notice may only be given if the VWAP on the date such Redemption Notice is delivered is less than the Fixed Price. The “Redemption Amount” means the outstanding principal balance being redeemed by the Company, plus the Payment Premium in respect of such principal amount, plus all accrued and unpaid interest thereunder as of such redemption date. After receipt of a Redemption Notice, the holder has ten trading days (beginning with the trading day immediately following the date of such Redemption Notice) to elect to convert all or any portion of the outstanding principal of the Convertible Debenture plus all accrued and unpaid Interest, if any, plus the Payment Premium, if any, in respect of such Principal. Notwithstanding the foregoing, unless such payment requirement is waived by the Holder, the Company is entitled to make two $25,000 redemption payments without incurring the Payment Premium and without providing the requisite 10-day notice, provided that such payments are made pursuant to the terms of the Registration Rights Agreement, discussed below.

Subject to the Exchange Cap and the Stockholder Approval Requirement (defined below), any portion of the outstanding and unpaid principal amount of the Convertible Debentures, together with accrued but unpaid interest, may be converted into shares of common stock of the Company (the “Conversion Shares”) based on a conversion price of the lower of (i) $3.3229 per share of common stock (the “Fixed Price”), or (ii) 91% of the lowest daily volume weighted average trading prices (VWAP) for the common stock during the 7 consecutive trading days immediately preceding the conversion date or other date of determination (the “Market Price”), but which Market Price shall not be lower than the Floor Price. Notwithstanding the above, on the closing of the last trading day immediately prior to the effective date of the initial Registration Statement (the “Fixed Price Reset Date”), the Fixed Price is adjusted (downwards only) to equal the closing price as of the Fixed Price Reset Date. “Floor Price” means $0.6580 per share; provided, however, the Company may reduce the Floor Price to any amounts set forth in a written notice to the holder (a “Reduction Notice”), provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

The Investor may convert the Convertible Debentures so long as the aggregate number of shares of common stock issued upon conversion thereof does not exceed 390,132 shares (the “Exchange Cap”), provided, however, that the foregoing restriction will no longer apply when the transactions contemplated by the SPA (as well as any other transactions that may be considered part of the same series of transactions pursuant to and in accordance with Nasdaq rules and regulations) have been approved by the Company’s stockholders in accordance with Nasdaq Listing Rule 5635(d) (the “Stockholder Approval Requirement”). Furthermore, the Convertible Debentures may not be converted into shares of common stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 4.99% of the Company’s then outstanding shares of common stock, provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company.

Pursuant to the SPA, the Company agreed to use commercially reasonable efforts to call and hold a special or annual meeting of stockholders for the purpose of seeking the approval of its stockholders as required by the applicable rules of the Nasdaq Capital Market for issuances of shares in excess of the Exchange Cap. The Company also agreed to use reasonable efforts to hold the special or annual meeting prior to the expected effectiveness of the Initial Registration Statement, or within a short time thereafter. In accordance with the rules of the Nasdaq Capital Market, no shares of common stock beneficially owned by the Investor shall be counted in any vote in favor of the Shareholder Approval.

If the Company, at any time while the Convertible Debentures are outstanding, issues or sells any shares of common stock or convertible securities for consideration per share (the “New Issuance Price”) less than a price equal to the Fixed Price in effect immediately prior to such issue or sale (such price the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Fixed Price then in effect shall be reduced to an amount equal to the New Issuance Price; provided however, the issuance of any certain Excluded Securities (defined in the Convertible Debentures) shall not be considered a Dilutive Issuance.

Events of default under the Convertible Debentures include (a) the Company’s failure to timely pay amounts due under the Convertible Debentures, subject to a five business day cure period; (b) certain bankruptcy events involving the Company or any significant subsidiary occur and are continuing; (c) cross defaults of indebtedness exceeding $100,000, subject to certain cure rights; (d) final judgments against the Company in excess of $100,000, subject to certain discharge and bonding rights; (e) the Company’s common stock shall cease to be quoted or listed for trading, as applicable, on any principal market for a period of ten consecutive trading days; (f) the Company or any subsidiary of the Company shall be a party to any Change of Control Transaction (as defined in the Convertible Debentures) unless in connection with such transaction the Convertible Debentures are redeemed; (g) the Company’s failure to timely deliver shares of common stock upon conversion of the Convertible Debentures, or failure to timely comply with any buy-in obligation under the Convertible Debentures; (h) the Company’s failure to timely file with the Commission any periodic report, subject to certain cure rights; (i) any representation or warranty made or deemed to be made by or on behalf of the Company in, or in connection with any transaction document, shall prove to have been incorrect in any material respect (or, in the case of any such representation or warranty already qualified by materiality, such representation or warranty shall prove to have been incorrect) when made or deemed made; or (j) any material provision of any transaction document, at any time after its execution and delivery and for any reason other than as expressly permitted thereunder, ceases to be in full force and effect; or the Company or any other person contests in writing the validity or enforceability of any provision of any transaction document.

If an event of default under the Convertible Debentures occurs and is continuing, the full unpaid principal amount of the applicable Convertible Debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the applicable Investor’s election by notice to the Company, immediately due and payable in cash.

The SPA included representations, warranties, covenants, confidentiality and indemnification obligations, customary for a transaction of the size and type contemplated by the SPA.

We also agreed pursuant to the SPA to not enter into any variable rate transaction or issue or sell any equity, warrants, or debt securities at an implied discount (taking into account all the securities issuable in such offering, including the right to receive additional shares of common stock) to the market price of the common stock at the time of the offering in excess of 35%, until the Convertible Debentures have been repaid in full.

Pursuant to the SPA, we are required to provide the Investor the right of first refusal to invest in any financing transaction pursuant to which the Company proposes to issue and sell any securities of the Company, including any debt, equity or equity-linked securities that are convertible into, exchangeable or exercisable for, or include the right to receive common stock, or the issuance of any notes, debentures, or other forms of indebtedness, for a period of 12 months following the date of the SPA.

Registration Rights Agreement

In connection with the entry into the SPA, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company is required to file a registration statement registering the resale by the Investor of 1,800,000 shares of common stock issued or to be issued upon conversion of the Initial Convertible Debenture under the Securities Act, and upon conversion of the Second Convertible Debenture and Third Convertible Debenture. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of registration statements.

The Company is required to file a registration statement related to the shares issuable upon conversion of the Initial Convertible Debenture (the “Initial Registration Statement”) no later than August 23, 2024 in the event the SEC does not review the Definitive Proxy Statement, and October 7, 2024 in the event the SEC reviews the Definitive Proxy Statement, and obtain effectiveness thereof by the earlier of (A) the 60th calendar day following the filing date thereof (the “Filing Deadline”) and (B) the fifth business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

Notwithstanding the above, at any time prior to October 7, 2024, if the SEC reviews the Definitive Proxy Statement, then the Company may elect to extend the Filling Deadline for up to two consecutive 30-day periods by making a cash repayment under the Convertible Debentures in the amount of $25,000 for each 30-day extension.

The Registration Rights Agreement includes certain other piggyback and demand registration rights, obligations of the Company and the Investor, and indemnification obligations of the parties, each as described in greater detail therein.

Global Guaranty Agreement

In connection with the entry into the SPA and the issuance of the Initial Convertible Debenture, Kidpik Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into a Global Guaranty Agreement with the Investor (the “Guaranty”), pursuant to which Merger Sub agreed to guaranty all of the Company’s obligations under the SPA and Convertible Debentures.

Loan and Finance Agreements

On or around February 2, 2024, the Company entered into a Merchant Loan Agreement (the “Loan Agreement”) with WebBank, whereby the Company borrowed $240,000 from WebBank and incurred financing costs of $31,200. Pursuant to the Loan Agreement, the repayment rate is 17% of daily sales and the term of the loan is eighteen months. A total of $271,000 is due to WebBank pursuant to the terms of the agreement. The Company provided WebBank a security interest in its assets, other than real estate to secure the repayment of the Loan Agreement. The Loan Agreement includes customary events of default and covenants of the Company for a transaction of the size and type as the Loan Agreement. We agreed to pay 30% of the amount owed during the first six months of the agreement, and 30% of the amount owed during the following six months, and to pay 17% of the daily payment due to the Company from the Company’s Shopify Account Credits.

On or around May 9, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the “Insurance Premium Finance Agreement”) with Aon Premium Finance, LLC (“APF”), whereby the Company paid APF $17,263 and financed $180,737, with monthly payments due of $17,263, based on an annual interest rate of 9.99%, in connection with amounts due under the Company’s officer and director insurance policy. The Company provided APF a security interest in the Company’s director and officer insurance policy including among other things any unearned premiums. The amount financed is due in 11 monthly installments of $17,263 each.

Need for Future Funding, Review of Strategic Alternatives

As discussed above, we are not currently purchasing any new products as we work to sell our current inventory. We expect to continue to generate net losses for the foreseeable future. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations, including from the expected sale of the Second Convertible Debenture and Third Convertible Debenture, as discussed above. Future financing options which may be available to the Company in addition to the convertible notes, include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, our Chief Executive Officer and Nina Footwear. Such financing may not be available on terms favorable to the Company or at all and may cause significant dilution to existing stockholders. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, enter into bankruptcy and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We plan to focus our resources on closing the Merger, discussed above under “Recent Events”, “Merger Agreement”, which we expect will strengthen our balance sheet and allow the Company to meet the Nasdaq Equity Rule requirements, upon closing.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2023 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2023 Annual Report. During the 13 weeks and 26 weeks ended June 29, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended June 29, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have experienced net losses in each year since our inception. We had accumulated deficits of $54,511,088 and $51,440,227 as of June 29, 2024, and December 30, 2023, respectively. For the 13 weeks ended June 29, 2024, and July 1, 2023, we incurred net losses of $1,301,450 and $2,029,225, respectively. For the 26 weeks ended June 29, 2024, and July 1, 2023, we incurred net losses of $3,070,861 and $3,979,737, respectively. On June 29, 2024, we had $38,648 of cash on hand (including restricted cash of $4,618), $4,640,840 in total current assets, $6,611,822 in total current liabilities, and a working capital deficit of $1,970,982. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company has stopped purchasing new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings (similar to the $500,000 of Convertible Debentures which we have sold and the $1.5 million of additional Convertible Debentures we have agreed to sell for $1.35 million, upon the satisfaction of certain conditions, as discussed in further detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, our Chief Executive Officer and Nina Footwear. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, seek bankruptcy protection and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

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

On April 16, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 30, 2023 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”).

In the Company’s Form 10-K, the Company reported stockholders’ equity of $1,036,834, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1), and our stockholders’ equity as of March 30, 2024, and June 29, 2024, continued to be below $2.5 million. Additionally, as of the date of this Report, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of Equity Rule noncompliance had had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq gave the Company until May 31, 2024, to submit to Nasdaq a plan to regain compliance, which plan was timely submitted. Nasdaq has not however provided the Company notice of whether or not the Company’s plan of compliance was accepted and/or any definitive timeline for required re-compliance; provided that the Company has been made aware it has until at the latest October 13, 2024 (180 days after the date of the original non-compliance letter) to regain compliance with the Equity Rule.

The Company expects that it will be in compliance with the Equity Rule upon the closing of the Merger, which closing is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the fourth quarter of 2024.

In addition to the Merger Agreement, the Company is currently evaluating various other courses of action to regain compliance and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. The Company believes it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance with the Equity Rule by October 13, 2024, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could (and in the case of the non-compliance with the Equity Rule, will) provide notice that the Company’s common stock will become subject to delisting. In such an event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Even if we demonstrate compliance with the requirements of Nasdaq, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult, and the trading volume and liquidity of our common stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Risks Related to the Transactions Contemplated by the Merger Agreement

The number of shares of common stock issuable pursuant to the Merger Agreement will cause significant dilution to existing stockholders.

Pursuant to the Merger Agreement, upon the Closing of the Merger, the stockholders of Nina Footwear are expected to collectively own approximately 80% of the Company’s then outstanding shares of common stock. As a result, the total shares of common stock issuable upon closing of the Merger Agreement (will cause significant dilution to existing stockholders. Additionally, the Nina Footwear stockholders will be issued an increased number of shares of common stock of the Company as the outstanding shares of common stock of the Company increases prior to Closing. Specifically, for each one share of common stock of the Company issued prior to Closing, the Nina Footwear stockholders will be issued four additional shares of common stock. As a result, if the Company issues any equity compensation, sells any shares in any offerings, or otherwise issues any shares of common stock prior to Closing, the Nina Footwear stockholders will receive additional shares of common stock (compared to the number of shares of common stock due as of the date of this Report), so that they will retain their 80% post-Closing ownership of the Company. Such additional issuances will in turn cause significant dilution to the stockholders of the Company.

The number of shares of common stock that will be issuable in the Merger Agreement are not adjustable based on the market price of the Company’s common stock, so the shares issued at the closing may have a greater or lesser value than the market price at the time the Merger Agreement was signed.

The number of shares of common stock issuable at the closing of the Merger Agreement is not fixed but is also not based on the trading price of the Company’s common stock. If the Company issues any shares of common stock prior to the closing of the Merger the number of shares of common stock issuable to the Nina Stockholders pursuant to the Merger will increase proportionally such that at Closing of the Merger the Nina Stockholders will hold 80% of the Company’s, then outstanding shares of common stock. However, any changes in the market price of the Company’s common stock before the closing will not affect the number of shares the Nina Stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the closing, the market price of the Company’s common stock declines from the market price on the date of the Merger, then the Nina Stockholders could receive consideration with a substantially lower value. Similarly, if before the completion of the Merger, the market price of the Company’s common stock increases from the market price on the date of the Merger Agreement, then the Nina Stockholders could receive consideration with substantially more value for their shares of Nina Footwear than was the case upon the parties’ initial entry into the Merger Agreement, on which the last trading day prior to such date, the Company’s common stock closed at $4.57 per share. The Merger Agreement does not include a price-based termination right.

The Company’s stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger.

Pursuant to the Merger, following the closing of the Merger, the Nina Stockholders are expected to collectively own 80% of the Company’s then outstanding shares of common stock, with the Company’s current stockholders holding 20% of the Company’s then outstanding shares of common stock. Mr. Dabah and his children own approximately 79.3 % of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son) is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear. Mr. Dabah and his family will continue to control approximately 76.8% of the combined company’s voting shares following the closing of the Merger. Consequently, the Company’s stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company, and Mr. Dabah’s beneficial ownership of the Company, and therefore control over the Company, will increase significantly as a result of the Merger.

The consummation of the Merger will increase the voting rights of Ezra Dabah, our Chief Executive Officer and Director.

Due to the significant number of shares issuable at the closing of the Merger, the percentage ownership of Mr. Ezra Dabah will increase his beneficial ownership in the Company from 66.6% as of the date of this Report, to approximately 76.8% as of the closing date of the Merger, and Mr. Dabah will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control.

Any investors who purchase shares or hold shares will be minority stockholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove the directors appointed by Mr. Dabah, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board. An owner of the Company’s securities should keep in mind that their shares, and their voting of such shares, will likely have little effect on the outcome of corporate decisions.

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

If the acquisition of Nina Footwear is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the acquisition of Nina Footwear, including a potentially enhanced competitive and financial position, expansion of assets and operations, and economies of scale, and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;
●	we may experience negative reactions from the financial markets and our partners and employees;
●	the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the acquisition of Nina Footwear or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreement, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger Agreement;
●	matters relating to the acquisition of Nina Footwear (including integration planning, negotiation of the merger agreement and ancillary agreements, required proxy statements and other disclosures) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us; and
●	we may be unable to comply with the Equity Rule, resulting in our common stock being delisted from the Nasdaq Capital Market.

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

The Merger Agreement may be terminated in accordance with its terms and the acquisition of Nina Footwear may not be completed.

The Merger Agreement is subject to several conditions that must be fulfilled in order to complete the acquisition of Nina Footwear and contains certain termination rights, including: (i) the right of either party to terminate the Merger Agreement if (1) the Merger is not consummated by December 31, 2024, subject to certain extension rights, (2) if Kidpik’s stockholders fail to adopt and approve the issuance of the Merger shares pursuant to Nasdaq Listing Rule 5635(a), or (3) the other party breaches any representation, warranty, covenant or agreement set forth in the Merger Agreement, the result of which prohibits certain conditions of Closing from occurring; (ii) the right of Kidpik to terminate the Merger Agreement (1) if Nina Footwear’s stockholders fail to adopt and approve the Merger, (2) if the Nina Footwear’s board of directors changes or withdraws its recommendation in favor of the Merger or recommends to enter into an alternative transaction and (3) if certain financial statements have not been provided by Nina Footwear to Kidpik in accordance with the terms of the Merger Agreement; and (iii) the right of Nina Footwear to terminate the Merger Agreement if the Kidpik board of directors changes or withdraws its recommendation in favor of the Merger or recommends the entry into an alternative transaction. The required conditions to closing may not be fulfilled and/or the Merger Agreement may be terminated pursuant to its terms and accordingly, the acquisition of Nina Footwear may not be completed.

Failure to complete the Merger could negatively impact the Company’s stock price and future business and financial results.

If the Merger is not completed, the Company will be subject to several risks, including the following:

●	the Company may experience negative reactions from suppliers, vendors, landlords, joint venture partners and other business partners;

●	certain amounts for which the Company may be liable under the terms and conditions of the Merger Agreement, including a break-fee of $100,000, plus the required reimbursement of legal expenses of up to $62,500;

●	payment for certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

●	payment of interest due as a result of any financing required to fund the Merger, and repayment of any loans incurred in raising capital to fund costs incurred in connection with the Merger;

●	certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

●	negative reactions from the financial markets, including declines in the price of the Company’s stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

●	diverted attention of Company management to the Merger rather than to the Company’s operations and pursuit of other opportunities that could have been beneficial to it;

●	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations pursuant to the Merger Agreement; and

●	we may be unable to comply with the Equity Rule, resulting in our common stock being delisted from the Nasdaq Capital Market.

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

Risks Related to Our Common Stock

We may not sell additional Convertible Debentures and as such may not receive the $1.35 million payable by the Investor upon the sale of the additional Convertible Debentures.

On May 31, 2024, the Company entered into the SPA with the Investor, pursuant to which the Company sold Convertible Debentures for $450,000, with a face amount of $500,000. Upon the filing of a Definitive Proxy Statement with the SEC to seek stockholder approval for, among other things, the pending merger with Nina Footwear Corp., and subject to certain other conditions, the Investor agreed to purchase an additional $500,000 of Convertible Debentures for $450,000, and on or about the date the Initial Registration Statement becomes effective and the approval of its stockholders as required by the applicable rules of the Nasdaq Capital Market for issuances of shares in excess of the Exchange Cap, the Investor has agreed to purchase an additional $1,000,000 in Convertible Debentures for $900,000. We may not satisfy the conditions to the sale of the additional Convertible Debentures and may not receive the additional $1.35 million payable by the Investor for such additional Convertible Debentures. As a result, we may need to obtain funding from alternative sources, which may not be available on as favorable terms, if at all. The lack of funding may negatively affect our ability to pay debts and expenses as they become due, force us to scale back our business plan, prevent us from completing the Merger, or potentially force us to seek bankruptcy protection.

The issuance of common stock upon conversion of the Convertible Debentures will cause immediate and substantial dilution to existing shareholders.

Assuming the Stockholder Approval Requirement is met, holders of Convertible Debentures may, at their option, convert any portion of the outstanding and unpaid principal amount of the Convertible Debentures, together with accrued but unpaid interest, into shares of common stock of the Company based on a conversion price of the lower of (i) $3.3229 per share of common stock (Floor Price), or (ii) 91% of the lowest daily volume weighted average trading prices (VWAP) for the common stock during the seven consecutive trading days immediately preceding the conversion date or other date of determination (Market Price), but which Market Price shall not be lower than the Floor Price.

Notwithstanding the above, on the closing of the last trading day immediately prior to the effective date of the Initial Registration Statement filed by the Company to register the resale of the Conversion Shares (Fixed Price Reset Date), the Fixed Price is adjusted (downwards only) to equal the closing price as of the Fixed Price Reset Date. Floor Price is currently $0.6580 per share provided; however, the Company may reduce the Floor Price to any amounts set forth in a written notice to the holder, provided that such reduction shall be irrevocable and shall not be subject to increase thereafter. If the Company, at any time while the Convertible Debentures are outstanding, issues or sells any shares of common stock or convertible securities for consideration per share less than a price equal to the Fixed Price in effect immediately prior to such issue or sale, then immediately after such Dilutive Issuance, the Fixed Price then in effect shall be reduced to an amount equal to the New Issuance Price, provided however, the issuance of any certain Excluded Securities (defined in the Convertible Debentures) shall not be considered a Dilutive Issuance. Until the Stockholder Approval Requirement is met, the Convertible Debentures may not be converted into more than 390,132 total shares of common stock.

The issuance of common stock upon conversion of the Convertible Debentures will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Debentures may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Debentures. Although the Convertible Debentures may not be converted by the holders thereof if such conversion would cause such holder to own more than 4.99% of our outstanding common stock (which may be increased with at least 65 days prior written notice), these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99% limit. In this way, the holders of the Convertible Debentures could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Convertible Debentures choose to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon conversion of the Convertible Debentures for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Convertible Debentures, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Convertible Debentures, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Convertible Debentures may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Convertible Debentures, then the value of our common stock will likely decrease.

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Convertible Debentures. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

We are required to make amortization payments of the amounts owed under the Convertible Debentures upon the occurrence of certain events and we may not have sufficient cash to make such payments, if required.

If, any time after the issuance date, an Amortization Event occurs, then the Company is required to make monthly payments to holders of the Convertible Debentures, beginning on the 10th trading day after the date the Amortization Event occurs and continuing on the same day of each successive calendar month in an amount equal to the sum of (i) $400,000 of principal (in the aggregate among all Convertible Debentures), or the outstanding principal, if less than such amount, plus (ii) a prepayment premium of 8% of any amounts paid, and (iii) accrued and unpaid interest as of each payment date.

The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if any time after the occurrence of an Amortization Event (A) in the event of a Floor Price Event, either (i) on the date that is the 5th consecutive trading day that the daily volume weighted average price (VWAP) is greater than 110% of the Floor Price then in effect, or (ii) prior to the due date of a monthly payment, the Company has delivered a valid Reduction Notice and such reduced Floor Price does not exceed 50% of the market price at the time of such Reduction Notice; or (B) in the event of an Exchange Cap Event, the date the Company has obtained Stockholder Approval to increase the number of shares of common stock under the Exchange Cap and/or the Exchange Cap no longer applies, or (C) in the event of a Registration Event (defined in the Registration Rights Agreement discussed below), the condition or event causing the Registration Event has been cured or the holder is able to resell the shares of common stock issuable upon conversion of the Convertible Debentures in accordance with Rule 144 under the Securities Act, unless a subsequent Amortization Event occurs.

Amortization Events include if (i) the daily VWAP is less than the Floor Price then in effect for five trading days during a period of seven consecutive Trading Days, (ii) unless the Company has obtained the approval from its stockholders in accordance with the rules of the Nasdaq Capital Market for the shares of common stock issuable upon conversion of the Convertible Debentures in excess of the Exchange Cap, the Company has issued in excess of 99% of 390,132 shares of common prior to receiving stockholder approval for the issuance of the Conversion Shares, or (iii) default of the registration rights agreement entered into in connection with the Convertible Debentures, has occurred under certain circumstances.

The Company is required to file a registration statement related to the shares issuable upon conversion of $500,000 of the Convertible Debentures no later than August 23, 2024 in the event the SEC does not review the Proxy Statement, and October 7, 2024 in the event the SEC reviews this Proxy Statement, and obtain effectiveness thereof by the earlier of (A) the 60th calendar day following the filing date thereof and (B) the fifth business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

Notwithstanding the above, at any time prior to October 7, 2024, if the SEC reviews this Proxy Statement, then the Company may elect to extend the Filling Deadline for up to two consecutive 30-day periods by making a cash repayment under the Convertible Debentures in the amount of $25,000 for each 30-day extension.

We may not have cash available to pay the required amortization payments. The failure to timely file, or obtain effectiveness of, or maintain the effectiveness of, the required registration statement, will trigger the requirement that we make amortization payments, and will reduce the conversion price of the Convertible Debentures, which will cause significant dilution to existing stockholders. The occurrence of an Amortization Event may force us to raise additional funding, which funding may not be available on favorable terms, if at all, may result in the Convertible Debentures being in default and the holders thereof having the right to require the immediate repayment of such Convertible Debentures, plus penalties, may force us to sell assets, curtail our operations, may prevent us from completing the Merger or delay the Merger, and could force us to seek bankruptcy protection.

The Convertible Debentures include anti-dilution and reset rights.

We currently have $500,000 of Convertible Debentures outstanding, and as discussed below, have agreed to sell up to an additional $1,500,000 of Convertible Debentures upon the satisfaction of certain conditions. The Convertible Debentures currently have a conversion Floor Price of $0.6580 per share. If the Company, at any time while the Convertible Debentures are outstanding, issues or sells any shares of common stock or convertible securities, for consideration per share less than a price equal to the Fixed Price in effect immediately prior to such issue or sale, then immediately after such Dilutive Issuance the Fixed Price then in effect is reduced to an amount equal to the New Issuance Price, provided however, the issuance of any certain Excluded Securities (defined in the Convertible Debentures) shall not be considered a Dilutive Issuance. The reduction of the Floor Price of the Convertible Debentures in the event that we offer, sell, grant or issue, or are deemed to have offered, sold, granted or issued shares of common stock below the then Floor Price of the Convertible Debentures, could result in the Company receiving significantly less consideration upon the conversion of the Convertible Debentures (or in some cases only nominal consideration), will result in greater dilution to existing stockholders upon the conversion of the Convertible Debentures, and/or may create additional overhang for our common stock. Any or all of the above could have a material adverse effect on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the 26 weeks ended June 29, 2024 and from the period from June 29, 2024 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(a) Form 8-K Information.

To the extent that the Loan Agreement and/or Insurance Premium Finance Agreement (each discussed below) represented a material definitive agreement entered into during the period, and/or direct financial obligation the Company is providing the below disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01 and 2.03, provided that such disclosures below shall not be deemed an admission by the Company that such agreement represented a material definitive agreement.

On or around February 2, 2024, the Company entered into a Merchant Loan Agreement (the “Loan Agreement”) with WebBank, whereby the Company borrowed $240,000 from WebBank and incurred financing costs of $31,200. Pursuant to the Loan Agreement, the repayment rate is 17% of daily sales and the term of the loan is eighteen months. A total of $271,000 is due to WebBank pursuant to the terms of the agreement. The Company provided WebBank a security interest in its assets, other than real estate to secure the repayment of the Loan Agreement. The Loan Agreement includes customary events of default and covenants of the Company for a transaction of the size and type as the Loan Agreement. We agreed to pay 30% of the amount owed during the first six months of the agreement, and 30% of the amount owed during the following six months, and to pay 17% of the daily payment due to the Company from the Company’s Shopify Account Credits.

On or around May 9, 2024, the Company entered into a Commercial Insurance Premium Finance and Security Agreement (the “Insurance Premium Finance Agreement”) with Aon Premium Finance, LLC (“APF”), whereby the Company paid APF $17,263 and financed $180,737, with monthly payments due of $17,263, based on an annual interest rate of 9.99%, in connection with amounts due under the Company’s officer and director insurance policy. The Company provided APF a security interest in the Company’s director and officer insurance policy including among other things any unearned premiums. The amount financed is due in 11 monthly installments of $17,263 each.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
2.1#£	Agreement and Plan of Merger and Reorganization, dated March 29, 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	4/1/2024	2.1
2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated July 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	7/26/2024	2.2
3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kidpik Corp., filed with the Secretary of State of Delaware on March 4, 2024	8-K	001-41032	3/7/2024	3.1
4.1	Kidpik Corp. $500,000 Convertible Debenture dated May 31, 2024	8-K	001-41032	6/5/2024	4.1
10.1#	Securities Purchase Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.1
10.2	Registration Rights Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.2
10.3	Global Guaranty Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.3
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

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

Kidpik Corp.

Date: August 19, 2024	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Jill Pasechnick
Jill Pasechnick
Chief Accounting Officer
(Principal Financial and Accounting Officer)

