Form 10-Q
period 2024-09-28
KIDPIK CORP.
filed 2024-11-14
CIK 1861522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

Number of shares of registrant’s common stock outstanding as of November 14, 2024: 1,951,638.

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward-Looking Information		1

Summary Risk Factors		2

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	F-1

	Condensed Interim Balance Sheets as of September 28, 2024 and December 30, 2023	F-1

	Condensed Interim Statements of Operations for the 13 weeks and 39 weeks ended September 28, 2024 and September 30, 2023	F-2

	Condensed Interim Statements of Changes in Stockholders’ (Deficit) Equity for the 13 weeks and 39 weeks ended September 28, 2024 and September 30, 2023	F-3

	Condensed Interim Statements of Cash Flows for the 39 weeks ended September 28, 2024 and September 30, 2023	F-4

	Notes to Condensed Interim Financial Statements	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II	OTHER INFORMATION	23

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3.	DEFAULTS UPON SENIOR SECURITIES	31

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES		33

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the Securities and Exchange Commission on April 10, 2024 (the “2023 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

●	Our history of losses, our ability to achieve profitability, our need for additional funding and the availability and terms of such funding, as well as potential dilution caused thereby, and risks that if we do not raise such funding, we may be forced to seek bankruptcy protection and/or liquidate;

●	Our ability to maintain current members and customers and grow customers;

●	Risks associated with our third-party service providers, costs due to inflation, disruptions at our warehouse facility and/or of our data or information services, issues affecting our shipping providers, and disruptions to the internet, any of which may have a material adverse effect on our operations and other risks associated with the fact that we are not currently manufacturing any new products;

●	Risks of changes in consumer spending due to changes in interest rates, increased inflation, declines in economic activity or recessions;

●	Risks that affect our ability to successfully market our products to key demographics;

●	The effect of data security breaches, malicious code and/or hackers;

●	Increased competition and our ability to maintain and strengthen our brand name;

●	Changes in consumer tastes and preferences and changing fashion trends;

●	Material changes and/or terminations of our relationships with key vendors;

●	Significant product returns from customers, excess inventory and our ability to manage our inventory;

●	Our ability to compete against competitors which may have greater resources;

●	Our significant reliance on related party transactions and loans;

●	The fact that our Chief Executive Officer, Ezra Dabah, has majority voting control over the Company;

●	If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information would decrease, which could harm our business and operating results;

●	Our ability to comply with loan and funding covenants, conditions to obtaining additional funding under securities purchase agreements, dilution caused by the conversion of convertible notes, our ability to pay amounts due under convertible notes and comply with covenants associated therewith;

●	Our ability to prevent credit card and payment fraud;

●	The risk of unauthorized access to confidential information;

●	System interruptions that impair client access to our website or other performance failures in our technology infrastructure could damage our business;

●	Our ability to protect our intellectual property and trade secrets, claims from third parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

2

●	Our ability to comply with changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, our ability to comply with such new laws or regulations, and changes in tax rates;

●	Our reliance on our current management, who are not party to any employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the Board of Directors’ ability to issue blank check preferred stock;

●	Dilution which will occur upon the closing of the Merger (defined below); costs, fees and expenses, and the timing associated with, the Merger Agreement; the Company’s ability to meet conditions to closing the Merger Agreement; the ability of the parties to the Merger Agreement (defined below) to terminate such agreement, and potential break-fees due in connection therewith; uncertainties while the Merger Agreement is pending; and risks related to the ability of the combined company to recognize the benefits of the Merger;

●	The fact that we have a limited operating history; the effect of future acquisitions on our operations and expenses;

●	Our significant indebtedness;

●	The fact that we may require additional capital to support business, and this capital might not be available or may be available only by diluting existing stockholders;

●	The anticipated volatile nature of the trading prices of our common stock and dilution which may be caused by future sales of securities; and

●	Our ability to maintain the listing of our common stock on the Nasdaq Capital Market, including our current non-compliance with Nasdaq’s continued listing rules, and the fact that Nasdaq has determined to delist our common stock, which determination we have appealed to a hearings panel.

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

3

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kidpik Corp.

Condensed Interim Balance Sheets

	September 28, 2024	December 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$3,205	$194,515
Restricted cash	4,618	4,618
Accounts receivable	80,012	211,739
Inventory	3,472,216	4,854,641
Prepaid expenses and other current assets	605,023	761,969
Total current assets	4,165,074	6,027,482

Leasehold improvements and equipment, net	60,963	97,136
Operating lease right-of-use assets	1,458,336	992,396
Total assets	$5,684,373	$7,117,014

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities
Accounts payable	$1,737,249	$1,862,266
Accounts payable, related party	2,236,315	1,868,411
Accrued expenses and other current liabilities	273,490	438,034
Operating lease liabilities, current	420,331	281,225
Short-term debt	757,528	-
Related party loans	1,584,153	850,000
Total current liabilities	7,009,066	5,299,936

Operating lease liabilities, net of current portion	1,143,189	780,244

Total liabilities	8,152,255	6,080,180

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, par value $0.001, 25,000,000 shares authorized, of which no shares are issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, of which 1,951,638 shares are issued and outstanding as of September 28, 2024, and 1,872,433 shares are issued and outstanding as of December 30, 2023	1,952	1,872
Additional paid-in capital	52,929,198	52,475,189
Accumulated deficit	(55,399,032)	(51,440,227)
Total stockholders’ (deficit) equity	(2,467,882)	1,036,834
Total liabilities and stockholders’ (deficit) equity	$5,684,373	$7,117,014

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Operations

(Unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues, net	$1,042,648	$3,389,183	$4,410,276	$10,867,580

Cost of goods sold	327,306	1,317,684	1,382,424	4,309,473

Gross profit	715,342	2,071,499	3,027,852	6,558,107

Operating expenses
Shipping and handling	450,638	1,032,678	1,843,711	3,171,634
Payroll and related costs	353,994	991,044	1,765,019	3,196,280
General and administrative	719,107	1,939,108	3,233,922	5,988,543
Depreciation and amortization	11,532	12,503	36,173	35,616
Total operating expenses	1,535,271	3,975,333	6,878,825	12,392,073
Operating loss	(819,929)	(1,903,834)	(3,850,973)	(5,833,966)
Other expenses
Interest expense	26,163	22,117	65,980	71,722
Other expense	41,852	-	41,852	-
Total other expenses	68,015	22,117	107,832	71,722

Net loss	$(887,944)	$(1,925,951)	$(3,958,805)	$(5,905,688)

Net loss per share attributable to common stockholders:
Basic	(0.45)	(1.20)	(2.05)	(3.78)
Diluted	(0.45)	(1.20)	(2.05)	(3.78)

Weighted average common shares outstanding:
Basic	1,951,638	1,604,454	1,931,357	1,562,777
Diluted	1,951,638	1,604,454	1,931,357	1,562,777

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the 13 and 39 Weeks Ended September 28, 2024 and September 30, 2023

(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2022	1,537,639	$1,538	-	$-	$50,282,661	$(41,534,445)	$8,749,754

Equity-based compensation	-	-	-	-	267,476	-	267,476
Net loss	-	-	-	-	-	(1,950,512)	(1,950,512)

Balance, April 1, 2023	1,537,639	$1,538	-	$-	$50,550,137	$(43,484,957)	$7,066,718

Issuance of common stock	16,305	16	-	-	(16)	-	-
Equity-based compensation	-	-	-	-	290,953	-	290,953
Net loss	-	-	-	-	-	(2,029,225)	(2,029,225)

Balance, July 1, 2023	1,553,944	$1,554	-	$-	$50,841,074	$(45,514,182)	$5,328,446

Issuance of common stock – vesting of restricted shares	7,729	8	-	-	(8)	-	-
Issuance of common stock – debt conversion	310,760	310	-	-	1,199,690	-	1,200,000
Equity based compensation	-	-	-	-	280,543	-	280,543
Cash used to settle net share equity awards	-	-	-	-	(6,447)	-	(6,447)
Net loss	-	-	-	-	-	(1,925,951)	(1,925,951)

Balance, September 30, 2023	1,872,433	$1,872	-	$-	$52,314,852	$(47,440,133)	$4,876,591

Balance, December 30, 2023	1,872,433	$1,872	-	$-	$52,475,189	$(51,440,227)	$1,036,834

Issuance of common stock	79,205	80			(80)	-	-
Equity-based compensation	-	-	-	-	333,854	-	333,854
Net loss	-	-	-	-	-	(1,769,411)	(1,769,411)

Balance, March 30, 2024	1,951,638	$1,952	-	-	$52,808,963	$(53,209,638)	$(398,723)

Equity-based compensation	-	-	-	-	120,235	-	120,235
Net loss	-	-	-	-	-	(1,301,450)	(1,301,450)

Balance, June 29, 2024	1,951,638	$1,952	-	$-	$52,929,198	$(54,511,088)	$(1,579,938)

Net loss	-	-	-	-	-	(887,944)	(887,944)

Balance, September 28, 2024	1,951,638	$1,952	-	$-	$52,929,198	$(55,399,032)	$(2,467,882)

The accompanying notes are an integral part of these condensed interim financial statements.

Kidpik Corp.

Condensed Interim Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities

Net loss	$(3,958,805)	$(5,905,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,173	35,616
Amortization on convertible debt	23,667	-
Gain on Derivative	41,852	-
Equity-based compensation	454,089	838,972
Allowance for credit losses	48,704	236,200
Changes in operating assets and liabilities:
Accounts receivable	83,023	(47,231)
Inventory	1,382,425	3,871,319
Prepaid expenses and other current assets	156,946	322,084
Operating lease right-of-use assets and liabilities	36,111	29,515
Accounts payable	(125,018)	(222,532)
Accounts payable, related parties	367,904	602,044
Accrued expenses and other current liabilities	(164,544)	(221,461)
Net cash used in operating activities	(1,617,473)	(461,162)

Cash flows from investing activities
Purchases of leasehold improvements and equipment	-	(77,299)
Net cash used in investing activities	-	(77,299)

Cash flows from financing activities
Cash used to settle equity awards	-	(6,447)
Net proceeds from short-term debt	242,009	-
Net proceeds from convertible debt	450,000	-
Net proceeds from related party loan	734,154	-
Net cash provided by financing activities	1,426,163	(6,447)
Net decrease in cash and restricted cash	(191,310)	(544,908)

Cash and restricted cash, beginning of period	199,133	605,213
Cash and restricted cash, end of period	$7,823	$60,305

Reconciliation of cash and restricted cash:
Cash	$3,205	$55,687
Restricted cash	4,618	4,618
	$7,823	$60,305
Supplemental disclosure of cash flow data:
Interest paid	$24,065	$2,315
Supplemental disclosure of non-cash investing and financing activities:
Conversion of shareholder loan to equity	$-	$1,200,000
Record right-of-use asset and operating lease liabilities	$768,756	$-

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

On March 29, 2024, Kidpik and Nina Footwear Corp. (“Nina Footwear”), a private company operating a brand specializing in women’s special occasion shoes, bridal shoes, bags and kids shoes, entered into a definitive merger agreement. Mr. Ezra Dabah, the Company’s Chief Executive Officer and Chairman and his children (including Moshe Dabah, the Company’s Vice President, Chief Operating Officer and Chief Technology Officer, and Secretary) own approximately 79.3% of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear. The Board of Directors of both companies have approved the all-stock transaction. The combined company will operate as Nina Holdings Corp., with the transactions anticipated to close during the first quarter of 2025. As a result of the transaction, the stockholders of Nina Footwear will receive 80% of the outstanding stock of the combined company.

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

Fiscal year: The Company uses a 52-53-week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended September 28, 2024, and September 30, 2023, consist of 13 weeks. These quarters are referred to herein as the third quarter of “2024” and “2023”, respectively.

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

Accounting standards issued but not yet adopted: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our condensed consolidated financial statements and expects that adoption of ASU 2023-07 will lead to additional segment disclosures in our annual financial statements for fiscal 2024 and subsequent annual and interim periods.

Concentration of credit risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with high-quality financial institutions with investment-grade ratings. Although the Company’s cash balance held with a U.S. bank may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash for the amount reflected on the balance sheets. All of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation (“FDIC”).

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the impact of stock options and restricted stock units, if any, under the treasury stock method unless their impact is anti-dilutive.

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

Revenue from online website sales, which includes sales from our and third-party websites (Amazon and Walmart), are recognized when control of the promised goods are transferred to the Company’s customers, in an amount that depicts the consideration the Company expects to be entitled to in exchange for those goods. Control is transferred at the time of shipment. Upon shipment, the total amount of the order is recognized as revenue. Payment for online website sales is due upon the time of order.

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

Inventory: Inventory, consisting primarily of finished goods, is valued at the lower of cost or net realizable value using the weighted average cost method. In addition, the Company capitalizes freight, duty and other supply chain costs in inventory. The Company recorded a reserve in the fourth quarter of 2023 of approximately $2.9 million. As of September 28, 2024, the inventory balance was $6,034,094 and the reserve balance was ($2,561,878).

Leasehold improvements and equipment, net: Leasehold improvements and equipment are recorded at cost. Depreciation for equipment is computed using the straight-line method over the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvement on a straight-line method. Expenditures that extend the useful lives of the equipment are capitalized. Expenditures for the repairs and maintenance are charged to expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

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

The Company has no unrecognized tax benefits as of September 28, 2024, and December 30, 2023. The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

NOTE 3: LIQUIDITY AND GOING CONCERN

The Company has sustained losses from operations since inception, negative operating cash flows and has an accumulated deficit of $55,399,032 as of September 28, 2024. Accordingly, the Company may not be able to achieve profitability, and the Company may incur significant losses for the foreseeable future.

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

The Company agreed to sell all Convertible Debentures with a 10% original issue discount and, as a result thereof, it received $450,000 in gross proceeds, prior to expenses, upon the sale of the Initial Debenture. The Second and Third Closings are subject to certain closing conditions, including those discussed above, as described in greater detail in the SPA. See also Note 9: Short-term debt.

As discussed in Note 9, the Company was not able to meet the filing deadline for the Initial Registration Statement. As a result, an event of default has occurred under the Convertible Debenture; however, the Investor has not yet provided us notice of the acceleration of amounts due thereunder. At any time, until we cure such default, the Investor can provide us notice that the full unpaid principal amount of the outstanding Convertible Debenture, together with interest and other amounts owing in respect thereof, is immediately due and payable in cash. We do not currently have sufficient cash on hand to pay amounts due under the Convertible Debenture and is such amount was immediately due and payable we would need to raise additional funding through the sale of debt or equity, which funding may not be available on favorable terms, if at all, and/or sell assets, and may be forced to seek bankruptcy protection, which could cause the securities of the Company to become worthless.

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

NOTE 4: FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value. Fair value is determined based on the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of September 28, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$-	$-	$62,852
Total liability in fair value hierarchy	$-	$-	$62,852

Level 3 financial liabilities consist of the derivative liability for which there is no current market for the securities such that the determination of fair value requires judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

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

NOTE 5: INVENTORY

Inventory consists of the following:

	September 28, 2024	December 30, 2023
	(unaudited)
Finished goods	$6,034,094	$8,046,501
Inventory reserve	(2,561,878)	(3,191,860)
Total	$3,472,216	$4,854,641

NOTE 6: LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Leasehold improvements and equipment consist of the following:

	September 28, 2024	December 30, 2023
	(unaudited)
Computer equipment	$120,459	$120,459
Furniture and fixtures	185,290	185,290
Leasehold improvements	139,121	139,121
Machinery and equipment	32,666	32,666
Total cost	477,536	477,536
Accumulated depreciation	(416,573)	(380,400)
Leasehold improvements and equipment, net	$60,963	$97,136

Depreciation expense amounted to $11,532 and $12,503 for the 13 weeks ended September 28, 2024, and September 30, 2023, respectively.

Depreciation expense amounted to $36,173 and $35,616 for the 39 weeks ended September 28, 2024, and September 30, 2023, respectively.

NOTE 7: LEASES

The Company entered into a sub-lease agreement for warehouse space from a related party, Nina Footwear, on April 1, 2021. The Company pays 33.3% of the related party’s fixed monthly rent. The lease expired on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company able to terminate said lease with 15 days’ notice. As of March 30, 2024, the Company terminated the month-to-month agreement.

The Company entered into a new sub-lease agreement for warehouse space from related party, Nina Footwear, on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029, with an average monthly rent of $18,534.

On June 27, 2022, the Company together with Nina Footwear, entered into a new agreement to extend the lease agreement with Nina Footwear for the office space. The Company pays 50% of the total monthly rent, including contingent rental expenses. The lease is set to expire on April 30, 2027, with an average monthly rent of $29,259.

The discount rate used in the calculation of the lease liability ranged from 7% - 14%, which is based on our estimate of the rate of interest that we could have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

As of September 28, 2024, the remaining lease term on the corporate lease was 2.6 years and incremental borrowing rate was 7.00%.

As of September 28, 2024, the remaining lease term on the warehouse lease was 4.3 years and the incremental borrowing rate was 13.6%.

The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of September 28, 2024:

September 28, 2024
Assets
Operating lease right-of-use assets, net	$1,458,336

Liabilities
Operating lease liabilities – current	$420,331
Operating lease liabilities – non-current	1,143,189
Total Lease Liabilities	$1,563,520

The maturities of our operating lease liabilities as of September 28, 2024, are as follows:

Maturity of Operating Lease Liabilities
2024	$137,613
2025	564,798
2026	583,819
2027	348,454
2028	233,634
2029	19,532
Total lease payments	1,887,850
Less: imputed interest	(324,330)
Present value of lease liabilities	$1,563,520

NOTE 8: RELATED PARTY TRANSACTIONS

In the normal course of business, the Company incurred chargebacks to Nina Footwear, that exceeded the expenses charged to Kipdik by Nina Footwear that included management fees and other shared operating expenses. These chargebacks amounted to ($34,238) and ($38,166) for the 13 weeks ended September 28, 2024, and September 30, 2023, respectively.

The Company incurred chargebacks to Nina Footwear, as noted above, which amounted to ($124,545) and ($28,719) for the 39 weeks ended September 28, 2024, and September 30, 2023, respectively.

Nina Footwear provides certain management services for the Company pursuant to a management services agreement. For these services, the Company pays a monthly management fee equal to 0.75% of the Company’s net sales collections.

Management fees amounted to $7,608 and $22,671 for the 13 weeks ended September 28, 2024, and September 30, 2023, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

Management fees amounted to $32,374 and $75,323 for the 39 weeks ended September 28, 2024, and September 30, 2023, respectively, and are included in general and administrative expenses in the condensed interim statements of operations.

In addition, the Company is using a related party to run its Amazon Marketplace site. The consulting fees for this service amounted to $0 and $19,754 for the 13 weeks ended September 28, 2024, and September 30, 2023, respectively. The consulting fees for this service amounted to $5,770 and $57,505 for the 39 weeks ended September 28, 2024, and September 30, 2023, respectively. The consulting fees for this service are included in general and administrative expenses in the condensed interim statements of operations.

The Company entered into a new sub-lease agreement for warehouse space from a related party, Nina Footwear, on April 1, 2021. The Company paid 33.3% of the related party’s fixed monthly rent. The lease was to expire on September 30, 2023, but was extended until January 31, 2024, on a month-to-month basis, with the Company terminating the lease on March 30, 2024.

The Company entered into a new sub-lease agreement for warehouse space from related party, Nina Footwear, on March 26, 2024. The Company pays 26% of the related party’s fixed monthly rent, along with contingent rental expenses. The lease is set to expire on February 1, 2029.

For the 13 weeks ended September 28, 2024, and September 30, 2023, related party office rent amounted to $87,524 and $84,975, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

For the 39 weeks ended September 28, 2024, and September 30, 2023, related party office rent amounted to $259,174 and $251,625, respectively, and is included in general and administrative expenses in the condensed interim statements of operations.

As of September 28, 2024, and December 30, 2023, there was $2,236,315 and $1,868,411 due to related party, respectively.

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

On September 18, 2023, the Company entered into a Debt Conversion agreement with Ezra Dabah, the holder of the September, October and November 2021 notes, the Chief Executive Officer and Chairman of the Company. The Company and Mr. Dabah agreed to convert an aggregate of $1,200,000 of principal owed by the Company under the September 2021 note and part of the October 2021 note, into an aggregate of 310,760 shares of restricted common stock of the Company. The conversion price was equal to $3.8615 per share, which was above the closing consolidated bid price of the Company’s common stock on the date the Debt Conversion Agreement was entered into. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, the stockholder agreed that the shares of common stock issuable in connection therewith were paid in full and complete satisfaction of the amounts owed under the converted notes.

During March 2024, Mr. Dabah loaned the Company $85,000, of which $35,000 was repaid in April 2024. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

On February 7, 2024, the Company entered into a cash advance agreement with a financial institution and was advanced cash totaling $240,000 to be used for operating expenses. In accordance with the agreement, the issuance was made at a discount and the Company agreed to repay $271,200 plus interest, in daily payments equalling 17% of funds from transactions associated with the Company’s Shopify Services account. The loan has an 18-month term from the effective date and bears an interest rate of 15.61% per annum.

On April 18, 2024, the Company entered into a $346,000 Promissory Note (the “Nina Footwear Note”), with Nina Footwear, with whom the Company is party to a March 29, 2024, Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with Nina Footwear and Kidpik Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), as previously disclosed. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Nina Footwear, with Nina Footwear surviving as a wholly owned subsidiary of the Company (the “Merger”). The closing of the Merger is subject to customary closing conditions, including the preparation and mailing of a proxy statement by the Company, and the receipt of required stockholder approvals from the Company and Nina Footwear stockholders, and is expected to close in the first quarter of 2025.

The Nina Footwear Note in the principal amount of $346,000 does not accrue interest but does accrue interest of 5% per annum upon the occurrence of an event of default; with weekly payments of principal and interest in the amount of $14,605, due each week beginning with the week ended April 26, 2024, until the earlier of the maturity date of such note, the payment in full thereof, or the closing of the Merger, where the Nina Footwear Note is expected to be forgiven by Nina Footwear. The Nina Footwear Note is due upon the earlier of October 31, 2024, and upon acceleration by Nina Footwear pursuant to the terms thereof. As of September 28, 2024, Kidpik has repaid $87,631 of the note, which is a total of 6 payments.

The Nina Footwear Note includes customary events of default and allows Nina Footwear the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights. The Company is in default and anticipates working with Nina Footwear to extend the due date of the note through the closing date of the Merger following the date of this filing.

During May thru September 2024, Nina Footwear loaned the Company $403,000. The loan was not evidenced by a promissory note, does not accrue interest and is payable on demand.

On May 9, 2024, the Company entered into a loan agreement with a financial institution and was advanced cash totaling $180,737 to be used for operating expenses. In accordance with the agreement, the Company agreed to repay $180,737, plus interest, in monthly payments of $17,263. The loan has a 12-month term from the effective date, and bears an interest rate of 9.99% per annum. As of September 28, 2024, Kidpik has made all contractual payments of $86,314, which includes a down payment on the loan which is $17,263.

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

The Company was not able to meet the filing deadline for the registration statement to register the resale of the shares of common stock issuable upon conversion of the initial Convertible Debenture and as a result an event of default has occurred under the Convertible Debenture; however, the Investor has not yet provided us notice of the acceleration of amounts due thereunder. At any time, until we cure such default, the Investor can provide us notice that the full unpaid principal amount of the outstanding Convertible Debenture, together with interest and other amounts owing in respect thereof, is immediately due and payable in cash.

The Convertible Debenture can be converted into common stock at the option of the noteholder. The conversion is subject to the limitations of the SPA and can be executed at any time or times after the issuance date. The noteholder is entitled to convert any portion of the outstanding and unpaid principal and accrued interest at the Conversion Price (defined as lower of $3.3229 per share of or 91% of the lowest daily volume-weighted average price. The price cannot be lower than the Cap Price (defined as $0.6580 per share). The conversion imposes certain limitations as follows:

1.	Beneficial Ownership – the noteholder will not convert any portion of the Convertible Debenture to the extent that after such conversion, the noteholder would beneficially own (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) in excess of 4.99%.

2.	Principal Market Limitation - the Company will not issue any shares of common stock pursuant to the terms of the SPA if the issuance of such shares would exceed the aggregate number of shares of common stock that the Company may issue upon conversion of this Convertible Debenture and any other notes in compliance with the Company’s obligations under the rules or regulations of the Principal Market (Nasdaq Stock Market). The number of shares which may be issued without violating such rules and regulations is 390,132. This limitation can be waived if (A)the Company obtains the approval of its stockholders as required by the applicable rules of the Principal Market for issuances of shares of common stock or (B) obtains a written opinion from outside counsel to the Company that such approval is not required.

The Company concluded that the above settlement feature of Convertible Debenture was determined to not be clearly and closely associated with the risk of the debt host instrument and has therefore been bifurcated and separately accounted for as derivative financial instruments. The Company remeasured the fair market value of the derivative liability at each balance sheet date and recognize any change in other expense/(income), net in the consolidated statements of operations.

The Company determined the measurement of its derivative liability to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the Convertible Debenture to be approximately $62,852 as of September 28, 2024. The fair value of the derivative liability is presented together with the convertible notes in the condensed interim balance sheet.

NOTE 10: NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the 13 weeks and 39 weeks ended September 28, 2024 and September 30, 2023. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the 13 weeks and 39 weeks ended September 28, 2024 does not include 27,000 stock options and 8,467 restricted stock units, as well as the issuance of shares that would result from the conversion of the notes, as mentioned above, as their effect was anti-dilutive.

	For the 13 weeks ended		For the 39 weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(887,944)	$(1,925,951)	$(3,958,805)	$(5,905,688)
Weighted Average Shares – Basic	1,951,638	1,604,454	1,931,357	1,562,777
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted	1,951,638	1,604,454	1,931,357	1,562,777
Basic net loss per share	(0.45)	(1.20)	(2.05)	(3.78)
Diluted net loss per share	(0.45)	(1.20)	(2.05)	(3.78)

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

On November 10, 2021, prior to the pricing of the Company’s initial public offering (the “IPO”), the Company granted (a) options to purchase an aggregate of 96,000 shares of our common stock at an exercise price of $42.50 per share, to certain employees and consultants of the Company in consideration for services rendered and to be rendered through May 2024; (b) 50,800 restricted stock units, to certain executive officers; and (c) 2,000 restricted stock units (“RSU”) to a board of director member. Such options and restricted stock units vested (i) 1/3 on May 15, 2022; (ii) 1/3 on May 15, 2023; and (iii) 1/3 on May 15, 2024. The options each have a term of five years. On May 15, 2022, 17,600 restricted stock units were vested of which 14,072 common stock shares were issued and 3,528 were forfeited and cancelled to settle tax liability on the vested shares. On May 15, 2023, 17,600 restricted stock units were vested of which 16,304 common stock shares were issued and 1,296 were forfeited and cancelled to settle tax liability on the vested shares. On July 21, 2023, 8,467 restricted stock units were vested of which 7,730 shares were issued and 737 were forfeited and cancelled to settle tax liability on the vested shares, in connection with a separation agreement entered into with the Company’s former Chief Financial Officer. On May 15, 2024, 8,467 restricted stock units were vested of which 7,730 shares were issued and 737 were forfeited and cancelled to settle tax liability on the vested shares.

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

A summary of the Company’s time-based stock option activity under the 2021 Plan was as follows:

	Number of Options	Weighted Average Exercise Price
Unvested options as of December 30, 2023	34,800	$42.50
Granted	-	-
Vested	(22,400)	-
Forfeited/Repurchased	(12,400)	-
Unvested options as of September 28, 2024	-	$42.50

As of September 28, 2024, there was no unrecognized compensation cost related to unvested options and RSUs granted under the 2021 Plan. The Company records the impact of any forfeitures of options as they occur.

Amortization of this charge, which is included in non-cash compensation expense, for the 13 weeks ended September 28, 2024 and September 30, 2023, was $0 and $280,543, respectively, and is included as part of payroll expense.

Amortization of this charge, which is included in non-cash compensation expense, for the 39 weeks ended September 28, 2024 and September 30, 2023, was $454,089 and $838,972, respectively, and is included as part of payroll expense.

NOTE 13: RISK CONCENTRATION AND UNCERTAINTIES

The Company uses various vendors for purchases of inventory. For the 13 and 39 weeks ended September 28, 2024, no inventory had been purchased. For the 13 and 39 weeks ended September 30, 2023, three vendors accounted for 89.1% and 83.6% of inventory purchases, respectively.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. In addition, the Company reviews receivables and recognizes credit loss on a monthly basis for accounts that are deemed uncollectible.

NOTE 14: REVENUE, NET

	For the 13 weeks ended		For the 39 weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Subscription boxes	$757,697	$2,427,615	$3,079,199	$8,006,725
Third party websites	48,616	491,851	340,317	1,355,062
Online website sales	236,335	469,717	990,760	1,505,793
Total revenue	$1,042,648	$3,389,183	$4,410,276	$10,867,580

NOTE 15: SUBSEQUENT EVENTS

During October and November 2024, Nina Footwear Corp. loaned the Company $180,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During November 2024, Mr. Ezra Dabah loaned the Company $70,000. The amount of the loan was not evidenced by a promissory note, does not accrue interest and is payable upon demand.

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

Kidpik Corp. (the “Company”) uses a 52–53-week fiscal year ending on the Saturday nearest to December 31 each year. The years ended December 28, 2024 and December 30, 2023, are 52-week years and referred to herein as fiscal “2024” and “2023”, respectively. The Company’s fiscal quarters are generally 13 weeks in duration. When the Company’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. References to the third quarter of fiscal 2024 and the third quarter of fiscal 2023, refer to the 13 weeks ended September 28, 2024, and September 30, 2023, respectively.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the 13 and 39 weeks ended September 28, 2024, and September 30, 2023, above.

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

Events During Fiscal 2024

Reverse Stock Split

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

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would be entitled to receive fractional shares instead were entitled to have their fractional shares rounded up to the nearest whole share.

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

The closing of the Merger is subject to certain mutual closing conditions. The Company’s obligation to consummate the Merger is also subject to (i) Nina Footwear acknowledging that all of the debt owed by the Company to Nina Footwear (approximately $2.9 million currently and which amount may increase until the closing of the Merger) is extinguished as consideration of entering into the Merger; (ii) the waiver or termination of certain change of control and related triggering events held by certain stockholders of Nina Footwear which if not waived may have required approximately $2.55 million to be paid to such stockholders of Nina Footwear at Closing; and (iii) holders of no more than 10% of the shares of Nina Footwear capital stock exercising their statutory appraisal rights in connection with the Merger.

On July 22, 2024, the Company, Nina Footwear and Merger Sub entered into a First Amendment to Agreement and Plan of Merger and Reorganization (the “First Amendment”), pursuant to which each of the parties agreed to extend the required closing date of the Merger from September 30, 2024, to December 31, 2024.

We currently anticipate that the closing of the Merger will occur in the first quarter of 2025, and expect to enter into a further amendment to the Merger Agreement to amend the required closing date of the Merger to March 31, 2025 following the date of this Report.

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

Our revenues and margins were significantly negatively affected by the move in our warehouse from California to Texas in March and April 2024.

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

Adjusted EBITDA

In addition to our results calculated under generally accepted accounting principles in the United States (“U.S. GAAP”), and to provide investors with additional information regarding our financial results, we have disclosed in the table below and elsewhere in this Report, Adjusted EBITDA, a non-U.S. GAAP financial measure that we calculate as net loss before other expense, net, interest, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense and loss on derivative. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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

Our financial results include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

A reconciliation of net loss to Adjusted EBITDA is as follows:

	For the 13 weeks ended		For the 39 weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(887,944)	$(1,925,951)	$(3,958,805)	$(5,905,688)
Add
Interest expense	26,163	22,117	65,980	71,722
Loss on derivative	41,852	-	41,852	-
Depreciation and amortization	11,532	12,503	36,173	35,616
Equity-based compensation	-	280,543	454,089	838,972
Adjusted EBITDA	$(808,397)	$(1,610,788)	$(3,360,711)	$(4,959,378)

Shipped Items

We define shipped items as the total number of items shipped in a given period to our customers through our active subscription, online web sales and third-party website sales.

	For the 13 weeks ended		For the 39 weeks ended
	(in thousands)		(in thousands)
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Shipped Items	107	292	437	923

We believe the decreases in shipped items for the 13 and 39 weeks ended September 28, 2024, compared to the 13 and 39 weeks ended September 30, 2023, as shown in the table above, were driven by a decrease in subscription boxes sales as a result of the Company stopping marketing expenditures to convert customers into subscribers and a lower starting customer base in comparison to 2023. Shipped items also decreased due to a reduction in online and third-party website sales. Also contributing for the 39 week period ended September 28, 2024, is the move of our warehouse to Texas from California, which resulted in the Company shipping a minimal amount of merchandise during the months of March and April 2024.

Average Shipment Keep Rate

	For the 13 weeks ended		For the 39 weeks ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Average Shipment Keep Rate	67.7%	82.6%	74.5%	74.9%

The average shipment keep rate is calculated as the total number of items kept by our customers divided by total number of shipped items in a given period. Part of the decrease for the 13 weeks ended September 28, 2024 from the same period in the prior year is due to the proportionally higher online sales for the same period last year compared to the current year, which traditionally has lower return rates versus subscription box sales. For the 39 weeks ended September 28, 2024, compared to the same period in the prior year, keep rate was relatively flat, which is the result of lower box sales compared to online sales which have a lower return rate.

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

Shipping and Handling

Shipping and handling include the costs of shipping merchandise to our customers, and back to us, as well as the cost of fulfillment and return processing, materials used for packing.

Payroll and Related Expenses

Payroll and related expenses represent employee salaries, taxes, benefits, share-based compensation, and fees to our payroll provider.

General and Administrative Expenses

General and administrative expenses consist primarily of marketing, professional fees, third-party seller fees, rent, bad debt expense and credit card fees, among others.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation expenses for leasehold improvements and equipment.

Interest Expense

Interest expense consists primarily of interest expense associated with our cash advance loans, and amortization of debt discount and outstanding notes payable.

Other Expense (Income)

Other expense (income) consists primarily of changes in fair value of derivatives associated with our convertible debt re-evaluation.

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

Results of Operations

Comparison of the 13 and 39 weeks ended September 28, 2024, and September 30, 2023

Revenue

Our revenue for the 13 weeks ended September 28, 2024, decreased by 69.2% to $1,042,648, compared to $3,389,183 for the 13 weeks ended September 30, 2023, a decrease of $2,346,535 from the prior period. Subscription box revenue decreased $1,669,918 due to a reduction in new subscribers, and the elimination of marketing expenditures to convert customers into subscribers along with a lower starting number of subscribers at the beginning of the period in comparison to last year. Third-party websites’ sales decreased by $443,235, and online website sales decreased by $233,382, which are due to the Company’s decision not to purchase new merchandise, reduce marketing expenditures and focus on selling its existing inventory. The revenue breakdown by sales channel for the 13 weeks ended September 28, 2024, and September 30, 2023, is summarized in the table below:

	13 weeks ended September 28, 2024	13 weeks ended September 30, 2023	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$757,697	$2,427,615	$(1,669,918)	(68.8)%
Third-party websites	48,616	491,851	(443,235)	(90.1)%
Online website sales	236,335	469,717	(233,382)	(49.7)%
Total revenue	$1,042,648	$3,389,183	$(2,346,535)	(69.2)%

Our revenue for the 39 weeks ended September 28, 2024, decreased by 59.4% to $4,410,276, compared to $10,867,580 for the 39 weeks ended September 30, 2023, a decrease of $6,457,304 from the prior period. Subscription box revenue decreased $4,927,526 because of a reduction in new subscribers, due to the elimination of marketing expenditures to convert customers into subscribers and a lower starting number of subscribers at the beginning of the period in comparison to last year. Third-party websites sales decreased by $1,014,745, and online website sales decreased by $515,033, which are due to the Company’s decision not to purchase new merchandise, reduce marketing expenditures and focus on selling its existing inventory. Also contributing to the decreased revenue is the decision to move our warehouse from California to Texas, during which the Company experienced business disruption during the months of March and April 2024. The revenue breakdown by sales channel for the 39 weeks ended September 28, 2024, and September 30, 2023, is summarized in the table below:

	39 weeks ended September 28, 2024	39 weeks ended September 30, 2023	Change ($)	Change (%)
Revenue by channel
Subscription boxes	$3,079,199	$8,006,725	$(4,927,526)	(61.5)%
Third-party websites	340,317	1,355,062	(1,014,745)	(74.9)%
Online website sales	990,760	1,505,793	(515,033)	(34.2)%
Total revenue	$4,410,276	$10,867,580	$(6,457,304)	(59.4)%

The revenue from subscription boxes for the 13 weeks ended September 28, 2024, and September 30, 2023 was generated from active subscription recurring boxes revenue and new subscription first box revenue, as summarized in the table below:

	13 weeks ended September 28, 2024	13 weeks ended September 30, 2023	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$716,781	$1,971,223	$(1,254,442)	(63.6)%
New subscriptions – first box	40,916	456,392	(415,476)	(91.0)%
Total subscription boxes revenue	$757,697	$2,427,615	$(1,669,918)	(68.8)%

The decrease in revenue for the 13 weeks ended September 28, 2024 was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased because of a reduction in new subscribers, which was the result of the Company’s elimination of marketing expenditures to convert customers to subscribers, and a lower subscriber starting base at the beginning of the period compared to the same period last year.

The revenue from subscription boxes for the 39 weeks ended September 28, 2024, and September 30, 2023, was generated from active subscriptions recurring boxes revenue and new subscriptions first box revenue, as summarized in the table below:

	39 weeks ended September 28, 2024	39 weeks ended September 30, 2023	Change ($)	Change (%)
Subscription boxes revenue from
Active subscriptions – recurring boxes	$2,951,335	$6,549,547	$(3,598,212)	(54.9)%
New subscriptions - first box	127,864	1,457,178	(1,329,314)	(91.2)%
Total subscription boxes revenue	$3,079,199	$8,006,725	$(4,927,526)	(61.5)%

The decrease in revenue for the 39 weeks ended September 28, 2024, was primarily driven by a decrease in subscription boxes sales. Subscription box revenue decreased because of a reduction in new subscribers, which was the result of the Company’s elimination of marketing expenditures to convert customers to subscribers, and a lower subscriber base at the beginning of the period compared to the same period last year.

The revenue breakdown by product line for the 13 weeks ended September 28, 2024, and September 30, 2023, is summarized in the table below:

	13 weeks ended September 28, 2024	13 weeks ended September 30, 2023	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$773,031	$2,599,762	$(1,826,731)	(70.3)%
Boys’ apparel	231,362	642,051	(410,689)	(64.0)%
Toddlers’ apparel	38,255	147,370	(109,115)	(74.0)%
Total revenue	$1,042,648	$3,389,183	$(2,346,535)	(69.2)%

The decrease in revenue for the 39 weeks ended September 28, 2024 was primarily driven by a decrease in subscription boxes sales, as discussed above. The revenue breakdown by product line for the 39 weeks ended September 28, 2024, and September 30, 2023, is summarized in the tables below:

	39 weeks ended September 28, 2024	39 weeks ended September 30, 2023	Change ($)	Change (%)
Revenue by product line
Girls’ apparel	$3,303,536	$8,284,482	$(4,980,946)	(60.1)%
Boys’ apparel	952,036	2,070,147	(1,118,111)	(54.0)%
Toddlers’ apparel	154,704	512,951	(358,247)	(69.8)%
Total revenue	$4,410,276	$10,867,580	$(6,457,304)	(59.4)%

The number of items shipped to our customers decreased by 63.4% from approximately 292,000 for the 13 weeks ended September 30, 2023, to approximately 107,000 for the 13 weeks ended September 28, 2024, due to the Company’s elimination of marketing expenditures to convert customers to subscribers and the Company’s decision not to buy new merchandise. The average shipment keep rate decreased to 67.7% in the 13 weeks ended September 28, 2024, compared to 82.6% in the 13 weeks ended September 30, 2023, as discussed above.

The number of items shipped to our customers decreased by 52.7%, from approximately 923,000 for the 39 weeks ended September 30, 2023, to approximately 437,000 for the 39 weeks ended September 28, 2024, which was the result in decreased revenues as well as the move of our warehouse facility from California to Texas (resulting in downtime for the warehouse). The average shipment keep rate remained relatively flat at 74.5% for the 39 weeks ended September 28, 2024, compared to 74.9% in the 39 weeks ended September 30, 2023.

Cost of Goods Sold

Our cost of goods sold decreased by 75.2% to $327,306 for the 13 weeks ended September 28, 2024, compared to $1,317,684 for the 13 weeks ended September 30, 2023, a decrease of $990,378.

Our cost of goods sold decreased by 67.9% to $1,382,424 for the 39 weeks ended September 28, 2024, compared to $4,309,473 for the 39 weeks ended September 30, 2023, a decrease of $2,927,049.

The decrease in cost of goods sold for the 13 and 39 weeks ended September 28, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our revenue due to the lower sales. The Company recorded a write-down of inventory in the fourth quarter of 2023 of approximately $2.9 million, thus reducing the cost basis of future sales.

Gross Profit and Gross Profit as a Percentage of Revenue

Our gross profit was $715,342 for the 13 weeks ended September 28, 2024, compared to gross profit of $2,071,499 for the 13 weeks ended September 30, 2023. The decrease in gross profit for the 13 weeks ended September 28, 2024, compared to the same period in fiscal 2023, was primarily attributable to the decrease in our revenue due to the lower sales driven by the elimination of marketing expenditures to convert customers to subscribers, lower base of subscribers at the beginning of the period and the Company’s decision not to buy new merchandise, offset by the decrease in cost of goods sold for the reasons discussed above.

Gross profit as a percentage of revenue was 68.6% for the 13 weeks ended September 28, 2024, compared to 61.1% for the 13 weeks ended September 30, 2023. Without the reduction of cost basis due to the write-down recorded in the fourth quarter, gross margin would be 54.3% for the 13 weeks ended September 28, 2024.

Our gross profit was $3,027,852 for the 39 weeks ended September 28, 2024, compared to gross profit of $6,558,107 for the 39 weeks ended September 30, 2023. The decrease in gross profit for the 39 weeks ended September 28, 2024, compared to the same period in 2023, was primarily attributable to the decrease in our revenue, due to the lower subscription box sales driven by the elimination of marketing expenditures to convert customers to subscribers, lower base of subscribers at the beginning of the year and the Company’s decision not to buy new merchandise.

Gross profit as a percentage of revenue was 68.7% for the 39 weeks ended September 28, 2024, compared to 60.3% for the 39 weeks ended September 30, 2023. Without the reduction of cost basis due to the write-down recorded in the fourth quarter, gross margin would be 55.6% for the 39 weeks ended September 28, 2024, as a result of higher markdowns to sell off inventory.

Operating Expenses

Our operating expenses for the 13 weeks ended September 28, 2024, and September 30, 2023, are summarized in the table below:

	13 weeks ended September 28, 2024	13 weeks ended September 30, 2023	Change ($)	Change (%)
Expenses
Shipping and handling	$450,638	1,032,678	$(582,040)	(56.4)%
Payroll, related costs and equity-based compensation	353,994	991,044	(637,050)	(64.3)%
General and administrative	719,107	1,939,108	(1,220,001)	(62.9)%
Depreciation and amortization	11,532	12,503	(971)	(7.8)%
Total expenses	$1,535,271	3,975,333	$(2,440,062)	(61.4)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 13 weeks ended September 28, 2024, decreased by $2,440,062 or 61.4% to $1,535,271, compared to $3,975,333 for the 13 weeks ended September 30, 2023. This decrease was mainly a result of (i) a $1,220,001 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to the elimination of spending for the conversion of customers to subscribers, reduction in third-party seller fees, credit card fees and bad debt expense which are all directly related to reductions in sales, as well as professional fees and franchise taxes, (ii) a decrease in payroll and related costs of $637,050, due to lower headcount related to cost reductions and a decrease in non-cash, equity-based compensation, and (iii) a $582,040 decrease in shipping and handling, which is the direct result of a decrease in sales.

Our operating expenses for the 39 weeks ended September 28, 2024, and September 30, 2023, are summarized in the table below:

	39 weeks ended September 28, 2024	39 weeks ended September 30, 2023	Change ($)	Change (%)
Expenses
Shipping and handling	$1,843,711	$3,171,634	$(1,327,923)	(41.9)%
Payroll, related costs and equity-based compensation	1,765,019	3,196,280	(1,431,261)	(44.8)%
General and administrative	3,233,922	5,988,543	(2,754,621)	(46.0)%
Depreciation and amortization	36,173	35,616	557	1.6%
Total expenses	$6,878,825	$12,392,073	$(5,513,248)	(44.5)%

Our operating expenses include general and administrative expenses, salaries and benefits, shipping and handling, and depreciation and amortization, as shown in the tables above. Our operating expenses for the 39 weeks ended September 28, 2024, decreased by $5,513,248 or 44.5% to $6,878,825, compared to $12,392,073 for the 39 weeks ended September 30, 2023. This decrease was mainly a result of (i) a $2,754,621 decrease in general and administrative expenses, mainly due to a decrease in marketing expenses due to the elimination of spending for the conversion of customers to subscribers, third-party seller fees which are directly related to sales, offset by an increase in professional fees, occupancy and costs related to moving, staging and startup personal training expenses due the move of the California warehouse to Texas, (ii) a decrease in payroll and related costs of $1,431,261, due to a lower headcount related to cost reductions and a decrease in non-cash, equity-based compensation , and (iii) a $1,327,923 decrease in shipping and handling, which is the direct result of a decrease in sales.

Loss from Operations

Loss from operations decreased from $1,903,834 for the 13 weeks ended September 30, 2023, to $819,930 for the 13 weeks ended September 28, 2024. The decrease in loss from operations was largely due to a decrease in expenses and cost of goods sold, each as discussed above, offset by the decrease in revenues discussed above.

Loss from operations decreased from $5,833,966 for the 39 weeks ended September 30, 2023, to $3,850,974 for the 39 weeks ended September 28, 2024. The decrease in loss from operations was largely due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

Other Expenses (Income)

For the 13 weeks ended September 28, 2024, and September 30, 2023, total other expenses, increased from $22,117 for the 13 weeks ended September 30, 2023, to $68,015 for the 13 weeks ended as of September 28, 2024. The increase is the result of a loss on derivatives of $41,852, from re-evaluation of convertible debt, offset by an increase in interest expense of $26,163 from financing costs and amortization of discount related to convertible debt.

For the 39 weeks ended September 28, 2024, and September 30, 2023, total other expenses, increased from $71,722 for the 13 weeks ended September 30, 2023, to $107,832 for the 39 weeks ended as of September 28, 2024. The increase is the result of a loss on derivatives of $41,852, from re-evaluation of convertible debt, offset by a decrease in interest expense of $5,742 from financing costs and amortization of discount related to convertible debt.

Net Loss

We had a net loss of $887,944 for the 13 weeks ended September 28, 2024, compared to a net loss of $1,925,951 for the 13 weeks ended September 30, 2023, a decrease in net loss of $1,038,007 or 53.9%. The decrease in net loss was primarily due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

We had a net loss of $3,958,805 for the 39 weeks ended September 28, 2024, compared to a net loss of $5,905,688 for the 39 weeks ended September 30, 2023, a decrease in net loss of $1,946,883 or 33.0%. The decrease in net loss was primarily due to a decrease in expenses and cost of goods sold, offset by the decrease in revenues, each as discussed above.

Liquidity and Capital Resources

	September 28, 2024	December 30, 2023	Change ($)	Change (%)
Cash and restricted cash	$7,823	$199,133	$(191,310)	(96.1)%
Working capital (deficit)	$(2,843,992)	$727,546	$(3,571,538)	(490.9)%
Short-term debt and related loans	$2,341,682	$850,000	$1,491,682	175.5%

As of September 28, 2024, we had $7,823 of cash on hand (including restricted cash of $4,618), compared to $199,133 of cash on hand at December 30, 2023 (including restricted cash of $4,618).

As of September 28, 2024, the Company had total current liabilities of $7,009,066, consisting mainly of accounts payable of $1,737,249, accounts payable to related party of $2,236,315, accrued expenses of $273,490, operating lease liability of $420,331, and short-term debt and related party loans of $2,341,682 (discussed below).

As of September 28, 2024, we had $4,165,074 in total current assets, a working capital deficit of $2,843,992 and a total accumulated deficit of $55,399,032.

From inception through November 10, 2021, we mainly relied on equity and loans from Ezra Dabah, our Chief Executive Officer and Chairman, and his family (which loans have all, other than $850,000, been converted into equity as of September 28, 2024), notes payable including from Nina Footwear Corp., which Mr. Dabah and his children own approximately 79.3 % of, and Mr. Dabah and his extended family own 100% of, and Moshe Dabah (Mr. Dabah’s son), is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of “Nina Footwear”, a related party, and a line of credit (repaid as of January 1, 2022), and cash advance agreements , as well as revenue generated through our operations, to support our operations since inception. We have primarily used our available cash to pay operating expenses (salaries and other expenses), and for merchandise inventory costs, shipping costs and marketing expenditures. We do not have any material commitments for capital expenditures. Following the closing of our initial public offering (“IPO”) in November 2021, we have relied on the funds raised in the IPO, as well as revenue generated through our operations, and funds loaned to us by Nina Footwear and Mr. Dabah, to support our operations.

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

Nasdaq gave the Company until May 31, 2024 to submit to Nasdaq a plan to regain compliance, which plan was timely submitted. The plan discussed our expectation to regain compliance with the Equity Rule upon the closing of the Merger. At the time of the filing of the plan of compliance, the Company also advised Nasdaq that it was the Company’s expectation to regain compliance with the Equity Rule by October 14, 2024 (180 days after the date from the original deficiency notification, which is the maximum amount of time the Staff can provide, in its discretion, for an issuer to regain compliance with the Equity Rule).

Due to unforeseen delays in completing the required Nina Footwear financial statements and pro forma information, we were unfortunately delayed in filing the required proxy statement necessary to seek stockholder approval for the issuance of common stock in connection with the Merger, and therefore have been delayed in completing the Merger.

As a result, on October 2, 2024, the Company received a delist determination letter from the Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that as a result of our failure to file the proxy statement as of such date, and because Nasdaq has determined that it would not be possible for the Merger to close before October 14, 2024, the Staff has determined that the Company did not provide a definitive plan evidencing its ability to achieve compliance with the continued listing requirements and to deny the Company’s request for continued listing on The Nasdaq Capital Market.

The Company subsequently submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement, which is expected to be based around the closing of the planned Merger. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “PIK” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

The Company remains committed to completing the Merger and has filed a preliminary proxy statement with the SEC relating to the Merger to date. However, there can be no assurance that the Company will be able to timely file a definitive proxy statement, and/or that the Company will be able to complete the transactions necessary to regain compliance with the Equity Rule, including the Merger.

Cash Flows

	39 weeks ended September 28, 2024	39 weeks ended September 30, 2023
Cash (used in) provided by:
Operating activities	$(1,617,473)	$(461,162)
Investing activities	-	(77,299)
Financing activities	1,426,163	(6,447)
Net decrease in cash	$(191,310)	$(544,908)

Net cash used in operating activities increased to $1,617,473 for the 39 weeks ended September 28, 2024, compared to $461,162 for the 39 weeks ended September 30, 2023. The change in our cash used in operating activities was primarily due to a decrease in the changes in operating assets and liabilities of $2,596,890, and a decrease in non-cash adjustments of $506,303, partially offset by a decrease in net loss of $1,946,883.

To further elaborate on the changes noted above, there was a significant decrease in revenues because the Company is not marketing subscription services and/or acquiring/maintaining customers and because the Company had a lower customer base at the start of the year. We also decided not to purchase any inventory and sell through our current quantities, thus limiting selection available to our customers. The Company also experienced business disruption of sales and additional expenses associated with the move of our warehouse from California to Texas in April and May of 2024.

We had no net cash used in investing activities for the 39 weeks ended September 28, 2024, compared to $77,299 of net cash used in investing activities for the 39 weeks ended September 30, 2023, which was solely due to the purchase of leasehold improvements and equipment.

We had $1,426,163 of net cash provided by financing activities for the 39 weeks ended September 28, 2024, which was related to net proceeds from cash advances from a financial institution, convertible debt, and related party loans, compared to net cash used in financing activities of $6,447 related to cash used to settle equity awards for the 39 weeks ended September 30, 2023.

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

As of September 28, 2024 and December 30, 2023, there was $2,236,315 and $1,868,411 due to related party, Nina Footwear, respectively.

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

The Company anticipates working with Nina Footwear to extend the due date of the note through the closing date of the Merger following the date of this filing.

During the period from May 2024 thru September 2024, Nina Footwear loaned the Company $403,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During October and November 2024, Nina Footwear Corp. loaned the Company $180,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable on demand.

During November 2024 Mr. Ezra Dabah loaned the Company $70,000. The amount loaned was not evidenced by a promissory note, does not accrue interest and is payable upon demand.

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

We were not able to meet the filing deadline for the Initial Registration Statement and have not filed the Initial Registration Statement to date. As a result, an event of default has occurred under the Convertible Debenture; however, the Investor has not yet provided us notice of the acceleration of amounts due thereunder. At any time, until we cure such default, the Investor can provide us notice that the full unpaid principal amount of the outstanding Convertible Debenture, together with interest and other amounts owing in respect thereof, is immediately due and payable in cash. We do not currently have sufficient cash on hand to pay amounts due under the Convertible Debenture and if such amount was immediately due and payable we would need to raise additional funding through the sale of debt or equity, which funding may not be available on favorable terms, if at all, and/or sell assets, and may be forced to seek bankruptcy protection, which could cause the securities of the Company to become worthless.

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

Loan and Finance Agreements

On or around February 2, 2024, the Company entered into a Merchant Loan Agreement (the “Loan Agreement”) with WebBank, whereby the Company borrowed $240,000 from WebBank and incurred financing costs of $31,200. Pursuant to the Loan Agreement, the repayment rate is 17% of daily sales and the term of the loan is eighteen months. A total of $271,000 is due to WebBank pursuant to the terms of the agreement. The Company provided WebBank a security interest in its assets, other than real estate, to secure the repayment of the Loan Agreement. The Loan Agreement includes customary events of default and covenants of the Company for a transaction of the size and type as the Loan Agreement. We agreed to pay 30% of the amount owed during the first six months of the agreement, and 30% of the amount owed during the following six months, and to pay 17% of the daily payment due to the Company from the Company’s Shopify Account Credits.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2023 Annual Report and in “Note 2: Summary of Significant Accounting Policies” to the audited financial statements appearing in the 2023 Annual Report. During the 13 weeks and 39 weeks ended September 28, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the 13 weeks ended September 28, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced net losses in each year since our inception. We had accumulated deficits of $55,399,032 and $51,440,227 as of September 28, 2024, and December 30, 2023, respectively. For the 13 weeks ended September 28, 2024, and September 30, 2023, we incurred net losses of $887,944 and $1,925,951, respectively. For the 39 weeks ended September 28, 2024, and September 30, 2023, we incurred net losses of $3,958,805 and $5,905,688, respectively. On September 28, 2024, we had $3,205 of cash on hand (excluding restricted cash of $4,618), $4,165,074 in total current assets, $7,009,066 in total current liabilities, and a working capital deficit of $2,843,992. The Company’s ability to continue its operations is dependent upon obtaining new financing for its ongoing operations and on the Company’s plans to reduce the inventory level. To manage operating cash flows in the near term, the Company has stopped purchasing new inventory and if available, may enter into cash advance or other financing arrangements. Future financing options available to the Company include equity financings, debt financings (similar to the $500,000 of Convertible Debentures which we have sold and the $1.5 million of additional Convertible Debentures we have agreed to sell for $1.35 million, upon the satisfaction of certain conditions, as discussed in further detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) or other capital sources, including collaborations with other companies or other strategic transactions to fund existing operations and execute management’s growth strategy, and borrowings from related parties, including Ezra Dabah, our Chief Executive Officer and Nina Footwear. Equity financings may include sales of common stock, warrants and/or preferred stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continued operations, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations, seek bankruptcy protection and/or liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying condensed interim financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenue or may force us to seek bankruptcy protection and any investment in the Company could be lost as part of any bankruptcy proceeding.

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

Nasdaq gave the Company until May 31, 2024 to submit to Nasdaq a plan to regain compliance, which plan was timely submitted. The plan discussed our expectation to regain compliance with the Equity Rule upon the closing of the Merger. At the time of the filing of the plan of compliance, the Company also advised Nasdaq that it was the Company’s expectation to regain compliance with the Equity Rule by October 14, 2024 (180 days after the date from the original deficiency notification, which is the maximum amount of time the Staff can provide, in its discretion, for an issuer to regain compliance with the Equity Rule).

Due to unforeseen delays in completing the required Nina Footwear financial statements and pro forma information, we were unfortunately delayed in filing the required proxy statement necessary to seek stockholder approval for the issuance of common stock in connection with the Merger, and therefore have been delayed in completing the Merger.

As a result, on October 2, 2024, the Company received a delist determination letter from the Staff advising the Company that as a result of our failure to file the proxy statement, and because Nasdaq has determined that it would not be possible for the Merger to close before October 14, 2024, the Staff has determined that the Company did not provide a definitive plan evidencing its ability to achieve compliance with the continued listing requirements and to deny the Company’s request for continued listing on The Nasdaq Capital Market.

The Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement, which is expected to be based around the closing of the planned Merger. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “PIK” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

The Company remains committed to completing the Merger. However, there can be no assurance that the Company will be able to timely file such definitive proxy statement, and/or that the Company will be able to complete the transactions necessary to regain compliance with the Equity Rule, including the Merger.

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

Pursuant to the Merger, following the closing of the Merger, the Nina Stockholders are expected to collectively own 80% of the Company’s then outstanding shares of common stock, with the Company’s current stockholders holding 20% of the Company’s then outstanding shares of common stock. Mr. Dabah and his children own approximately 79.3 % of Nina Footwear, and Mr. Dabah and his extended family own 100% of Nina Footwear, and Moshe Dabah (Mr. Dabah’s son) is the Vice President, Chief Operating Officer and Chief Technology Officer of the Company, and the Secretary of Nina Footwear. Mr. Dabah and his family will continue to control approximately 75% of the combined company’s voting shares following the closing of the Merger. Consequently, the Company’s stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company, and Mr. Dabah’s beneficial ownership of the Company, and therefore control over the Company, will increase significantly as a result of the Merger.

The consummation of the Merger will increase the voting rights of Ezra Dabah, our Chief Executive Officer and Director.

Due to the significant number of shares issuable at the closing of the Merger, the percentage ownership of Mr. Ezra Dabah will increase his beneficial ownership in the Company from 59.4% as of the date of this Report, to approximately 75.3% as of the closing date of the Merger, and Mr. Dabah will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control.

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

The Merger Agreement is subject to several conditions that must be fulfilled in order to complete the acquisition of Nina Footwear and contains certain termination rights, including: (i) the right of either party to terminate the Merger Agreement if (1) the Merger is not consummated by December 31, 2024, subject to certain extension rights, provided that the parties to the Merger are currently in discussions regarding an extension of such date to March 31, 2025, (2) if Kidpik’s stockholders fail to adopt and approve the issuance of the Merger shares pursuant to Nasdaq Listing Rule 5635(a), or (3) the other party breaches any representation, warranty, covenant or agreement set forth in the Merger Agreement, the result of which prohibits certain conditions of Closing from occurring; (ii) the right of Kidpik to terminate the Merger Agreement (1) if Nina Footwear’s stockholders fail to adopt and approve the Merger, (2) if the Nina Footwear’s board of directors changes or withdraws its recommendation in favor of the Merger or recommends to enter into an alternative transaction and (3) if certain financial statements have not been provided by Nina Footwear to Kidpik in accordance with the terms of the Merger Agreement; and (iii) the right of Nina Footwear to terminate the Merger Agreement if the Kidpik board of directors changes or withdraws its recommendation in favor of the Merger or recommends the entry into an alternative transaction. The required conditions to closing may not be fulfilled and/or the Merger Agreement may be terminated pursuant to its terms and accordingly, the acquisition of Nina Footwear may not be completed.

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

Risks Related to Our Common Stock

We may not sell additional Convertible Debentures and as such may not receive the $1.35 million payable by the Investor upon the sale of the additional Convertible Debentures. The $500,000 Convertible Debenture is currently in default.

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

We were not able to meet the filing deadline for the Initial Registration Statement and have not filed the Initial Registration Statement to date. As a result, an event of default has occurred under the initial Convertible Debenture; however, the Investor has not yet provided us notice of the acceleration of amounts due thereunder. At any time, until we cure such default, the Investor can provide us notice that the full unpaid principal amount of the outstanding Convertible Debenture, together with interest and other amounts owing in respect thereof, is immediately due and payable in cash. We do not currently have sufficient cash on hand to pay amounts due under the Convertible Debenture and if such amount was immediately due and payable we would need to raise additional funding through the sale of debt or equity, which funding may not be available on favorable terms, if at all, and/or sell assets, and may be forced to seek bankruptcy protection, which could cause the securities of the Company to become worthless.

We may not satisfy the conditions to the sale of the additional Convertible Debentures, and/or the Investor may not purchase such additional Convertible Debentures if we remain in default of the initial Convertible Debenture, and we may not receive the additional $1.35 million payable by the Investor for such additional Convertible Debentures. As a result, we may need to obtain funding from alternative sources, which may not be available on as favorable terms, if at all. The lack of funding may negatively affect our ability to pay debts and expenses as they become due, force us to scale back our business plan, prevent us from completing the Merger, or potentially force us to seek bankruptcy protection.

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

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Convertible Debentures, provided that we are currently in default of such obligation. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

We are required to make amortization payments of the amounts owed under the Convertible Debentures upon the occurrence of certain events, including the occurrence of an event of default, which has occurred to date, and we may not have sufficient cash to make such payments, if required.

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

We were not able to meet the filing deadline for the Initial Registration Statement and have not filed the Initial Registration Statement to date. As a result, an event of default has occurred under the Convertible Debenture; however, the Investor has not yet provided us notice of the acceleration of amounts due thereunder. At any time, until we cure such default, the Investor can provide us notice that the full unpaid principal amount of the outstanding Convertible Debenture, together with interest and other amounts owing in respect thereof, is immediately due and payable in cash. We do not currently have sufficient cash on hand to pay amounts due under the Convertible Debenture and if such amount was immediately due and payable we would need to raise additional funding through the sale of debt or equity, which funding may not be available on favorable terms, if at all, and/or sell assets, and may be forced to seek bankruptcy protection, which could cause the securities of the Company to become worthless.

We may not have cash available to pay the required amortization payments. The failure to timely file (which has occurred to date), or obtain effectiveness of, or maintain the effectiveness of, the required registration statement, will trigger the requirement that we make amortization payments upon the request of the Investor, and will reduce the conversion price of the Convertible Debentures, which will cause significant dilution to existing stockholders. The occurrence of an Amortization Event may force us to raise additional funding, which funding may not be available on favorable terms, if at all, may result in the Convertible Debentures being in default and the holders thereof having the right to require the immediate repayment of such Convertible Debentures, plus penalties, may force us to sell assets, curtail our operations, may prevent us from completing the Merger or delay the Merger, and could force us to seek bankruptcy protection.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the 13 weeks ended September 28, 2024 and from the period from September 29, 2024 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the 13 weeks ended September 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Date	Exhibit	Herewith
2.1#£	Agreement and Plan of Merger and Reorganization, dated March 29, 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	4/1/2024	2.1
2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated July 2024, by and among Kidpik Corp., Kidpik Merger Sub, Inc. and Nina Footwear Corp.	8-K	001-41032	7/26/2024	2.2
3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kidpik Corp., filed with the Secretary of State of Delaware on March 4, 2024	8-K	001-41032	3/7/2024	3.1
4.1	Kidpik Corp. $500,000 Convertible Debenture dated May 31, 2024	8-K	001-41032	6/5/2024	4.1
10.1#	Securities Purchase Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.1
10.2	Registration Rights Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.2
10.3	Global Guaranty Agreement dated May 31, 2024, by and among Kidpik Corp. and EF Hutton YA Fund, LP	8-K	001-41032	6/5/2024	10.3
10.4	Voting Agreement effective September 3, 2024, by and among Ezra Dabah, and each of Eva Yagoda, Joia Kazam, Moshe Dabah, Chana Rapaport, Yaacov Dabah, the u/a/d 02/02/1997, Trust FBO Eva Dabah; the u/a/d 02/02/1997, Trust FBO Joia Kazam; the u/a/d 02/02/1997, Trust FBO Moshe Dabah; the u/a/d 02/02/1997, Trust FBO Chana Dabah; and the u/a/d 02/02/1997, Trust FBO Yaacov Dabah	8-K	001-41032	9/9/2024	10.1
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

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

Kidpik Corp.

Date: November 14, 2024	By:	/s/ Ezra Dabah
Ezra Dabah
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jill Pasechnick
Jill Pasechnick
Chief Accounting Officer
(Principal Financial and Accounting Officer)

